Form 10-Q
period 2013-04-30
ARTEC CONSULTING CORP.
filed 2013-05-30
CIK 1561865

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-186732

ARTEC CONSULTING CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0381772 IRS Employer Identification Number	5023 Primary Standard Industrial Classification Code Number

Allmandring str. 22d - 31

Stuttgart, Germany 70569

Tel. (702) 879-4245

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]    Accelerated filer [  ]

Non-accelerated filer [   ]    Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 29, 2013
Common Stock, $0.001	7,435,000

2 | Page

ARTEC CONSULTING CORP

Form 10-Q

3 | Page

ARTEC CONSULTING CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)
	APRIL 30, 2013	JANUARY 31, 2013
ASSETS
Current Assets
Cash	$ 9,361	$ 4,073
Total current assets	9,361	4,073
Total assets	9,361	$ 4,073
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from shareholder	$ 114	$ 114
Total current liabilities	114	114
Total liabilities	114	114

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,435,000 shares issued and outstanding (7,000,000 shares issued and outstanding as of January 31, 2013)	7,435	7,000
Additional paid-in-capital	8,265	-
Deficit accumulated during the development stage	(6,453)	(3,041)
Total stockholder’s equity	9,247	3,959
Total liabilities and stockholder’s equity	$ 9,361	$ 4,073

The accompanying notes are an integral part of these financial statements.

4 | Page

ARTEC CONSULTING CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended April 30, 2013	For the period from inception (August 6, 2012) to April 30, 2013
Revenues	$ -	$ -
Expenses
General and administrative expenses	3,412	6,453
Net loss from operations	(3,412)	(6,453)
Net loss	$ (3,412)	$ (6,453)
Loss per common share – Basic and Diluted	-	-
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	7,055,225

The accompanying notes are an integral part of these financial statements.

5 | Page

ARTEC CONSULTING CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended April 30, 2013	For the period from inception (August 6, 2012) to April 30, 2013
Operating Activities
Net loss	$ (3,412)	$ (6,453)
Net cash used in operating activities	(3,412)	(6,453)
Financing Activities
Proceeds from sale of common stock	8,700	15,700
Proceeds from loan from shareholder	-	114
Net cash provided by financing activities	8,700	15,814
Net increase in cash and equivalents	5,288	9,361
Cash and equivalents at beginning of the period	4,073	-
Cash and equivalents at end of the period	9,361	$ 9,361
Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

The accompanying notes are an integral part of these financial statements.

6 | Page

ARTEC CONSULTING CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ARTEC CONSULTING CORP (the “Company”) was incorporated under the laws of the State of Nevada on August 6, 2012 and intends to commence operations in the business of distribution of crystal white glass floor tile. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through April 30, 2013 the Company has not generated any revenue and has accumulated losses of $6,453.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $6,453 as of April 30, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted January 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2013 the Company's bank deposits did not exceed the insured amounts.

7 | Page

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended April 30, 2013.

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

8 | Page

Stock-Based Compensation

As of April 30, 2013 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. No revenue has been earned since inception.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On October 25, 2012, the Company issued 7,000,000 shares of its common stock at $0.001 per share for total proceeds of $7,000. In April 2013, the Company issued 435,000 shares of its common stock at $0.02 per share for total proceeds of $8,700. As of April 30, 2013 the Company had 7,435,000 shares issued and outstanding.

NOTE 5 – INCOME TAXES

As of April 30, 2013 the Company had net operating loss carry forwards of $6,453 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through April 30, 2013 the Director loaned the Company $114 to pay for bank expenses.  As of April 30, 2013, total loan amount was $114. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Artec Consulting Corp. was incorporated in the State of Nevada on August 6, 2012 and established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the business of distribution of crystal white glass floor tile.  We have recently started our operation. As of today, we have developed our business plan, and executed a executed a Marketing and Sales Distribution Agreement with Guangdong Stone Trading Co., Ltd, dated January 4, 2013.

Our product is used principally in new developments, commercial and residential construction and in home improvement, remodeling and repair work. We plan to distribute our crystal white glass floor tile in the European market to wholesale customers. At the beginning we intend to distribute our product In Germany. We believe that there is a demand for crystal white glass floor tile because this is a new product for the German market which was recently introduced to the market. Because of its true white color and its quality, we believe it will become a popular building material.

10 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on August 6, 2012 to April 30, 2013.  As of April 30, 2013, we had total assets of $9,361 and total liabilities of $114.  Since our inception to April 30, 2013, we have accumulated a deficit of $6,453.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended April 30, 2013 Compared to the period from Inception (August 6, 2012) to April 30, 2013

Our net loss for the three month period ended April 30, 2013 was $3,412 compared to a net loss of $6,453 during the period from inception (August 6, 2012) to April 30, 2013. During the period from inception (August 6, 2012) to April 30, 2013 we  have not generated  any revenues.

During the three month period ended April 30, 2013, we incurred  general and administrative expenses and professional fees of $3,412 compared to $6,453 incurred during the period from inception (August 6,2012) to April 30, 2013. General and administrative and professional fee expenses incurred during the three month period ended April 30,  2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013

As at April 30, 2013 our current assets were $9,361 compared to $4,073 in current assets at January 31, 2013. As at April 30, 2013, our current liabilities were $2,474. Current liabilities were comprised entirely of $2,474 in advance from director.

Stockholders’ equity increased from $3,959 as of January 31, 2013 to $9,247 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2013, net cash flows used in operating activities was $3,412. Net cash flows used in operating activities was $6,453 for the period from inception (August 6, 2012) to April 30, 2013.

11 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended April 30, 2013, we generated net cash flows of $8,700 from financing activities. For the period from inception (August 6, 2012) to April 30, 2013, net cash provided by financing activities was $15,814 received from proceeds from issuance of common stock and loans from director.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

12 | Page

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

13 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

14 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEC CONSULTING CORP
Dated: May 29, 2013	By: /s/ Elizaveta Padaletc
Elizaveta Padaletc, President and Chief Executive Officer and Chief Financial Officer

15 | Page