Form 10-Q
period 2013-07-31
ARTEC CONSULTING CORP.
filed 2013-08-29
CIK 1561865

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 29, 2013
Common Stock, $0.001	8,195,000

2 | Page

ARTEC CONSULTING CORP

Form 10-Q

3 | Page

ARTEC CONSULTING CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)
	JULY 31, 2013	JANUARY 31, 2013
ASSETS
Current Assets
Cash	$ 9,975	$ 4,073
Prepaid expenses	6,822	-
Total current assets	16,797	4,073
Total assets	16,797	$ 4,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 114	$ 114
Accounts Payable	1,198
Total current liabilities	1,312	114
Total liabilities	1,312	114

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,195,000 shares issued and outstanding (7,000,000 shares issued and outstanding as of January 31, 2013)	8,195	7,000
Additional paid-in-capital	22,705	-
Deficit accumulated during the development stage	(15,415)	(3,041)
Total stockholders’ equity	15,485	3,959
Total liabilities and stockholders’ equity	$ 16,797	$ 4,073

The accompanying notes are an integral part of these financial statements.

4 | Page

ARTEC CONSULTING CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended July 31, 2013	Six months ended July 31, 2013	For the period from inception (August 6, 2012) to July 31, 2013
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	8,963	12,374	15,415
Net loss from operations	(8,963)	(12,374)	(15,415)
Net loss	$ (8,963)	(12,374)	$ (15,415)
Loss per common share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	8,031,739	7,551,575

The accompanying notes are an integral part of these financial statements.

5 | Page

ARTEC CONSULTING CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended July 31, 2013	For the period from inception (August 6, 2012) to July 31, 2013
Operating Activities
Net loss	$ (12,374)	$ (15,415)
Increase in prepaid expenses	(6,822)	(6,822)
Increase in accounts payable	1,198	1,198
Net cash used in operating activities	(17,998)	(21,039)
Financing activities
Proceeds from sale of common stock	23,900	30,900
Proceeds from loan from shareholder	-	114
Net cash provided by financing activities	23,900	31,014
Net increase in cash and equivalents	5,902	9,975
Cash and equivalents at beginning of the period	4,073	-
Cash and equivalents at end of the period	$ 9,975	$ 9,975
Supplemental cash flow information
Cash paid for:
Interest paid	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

6 | Page

ARTEC CONSULTING CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ARTEC CONSULTING CORP (the “Company”) was incorporated under the laws of the State of Nevada on August 6, 2012 and intends to commence operations in the business of distribution of crystal white glass floor tile. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through July 31, 2013 the Company has not generated any revenue and has accumulated losses of $15,415.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $15,415 as of July 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended July 31, 2013.

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

8 | Page

Stock-Based Compensation

As of July 31, 2013 the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On October 25, 2012, the Company issued 7,000,000 shares of its common stock at $0.001 per share for total proceeds of $7,000. In April and May 2013, the Company issued 1,195,000 shares of its common stock at $0.02 per share for total proceeds of $23,900. As of July 31, 2013 the Company had 8,195,000 shares issued and outstanding.

NOTE 5 – INCOME TAXES

As of July 31, 2013 the Company had net operating loss carry forwards of $15,415 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through July 31, 2013 the Director loaned the Company $114 to pay for bank expenses.  As of July 31, 2013, total loan amount was $114. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

10 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on August 6, 2012 to July 31, 2013.  As of July 31, 2013, we had total assets of $16,797 and total liabilities of $1,312.  Since our inception to July 31, 2013, we have accumulated a deficit of $15,415.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended July 31, 2013 Compared to the period from Inception (August 6, 2012) to July 31, 2013

Our net loss for the six month period ended July 31, 2013 was $12,374 compared to a net loss of $15,415 during the period from inception (August 6, 2012) to July 31, 2013. During the period from inception (August 6, 2012) to July 31, 2013 we  have not generated  any revenues.

During the six month period ended July 31, 2013, we incurred  general and administrative expenses and professional fees of $12,374 compared to $15,415 incurred during the period from inception (August 6,2012) to July 31, 2013. General and administrative and professional fee expenses incurred during the six month period ended July 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013

As at July 31, 2013 our current assets were $16,797 compared to $4,073 in current assets at January 31, 2013. As at July 31, 2013 current assets were comprised of $9,975 in cash and $6,822 in prepaid expenses.  As at July 31, 2013, our current liabilities were $1,312. Current liabilities were comprised of $114 in advance from director and $1,198 in accounts payable.

Stockholders’ equity increased from $3,959 as of January 31, 2013 to $15,485 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2013, net cash flows used in operating activities was $17,998. Net cash flows used in operating activities was $21,039 for the period from inception (August 6, 2012) to July 31, 2013.

11 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended July 31, 2013, we generated net cash flows of $23,900 from financing activities. For the period from inception (August 6, 2012) to July 31, 2013, net cash provided by financing activities was $31,014 received from proceeds from issuance of common stock and loans from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARTEC CONSULTING CORP
Dated: August 29, 2013	By: /s/ Elizaveta Padaletc
Elizaveta Padaletc, President and Chief Executive Officer and Chief Financial Officer

15 | Page