Form 10-Q
period 2013-10-31
ARTEC CONSULTING CORP.
filed 2013-12-05
CIK 1561865

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 4, 2013
Common Stock, $0.001	8,195,000

2 | Page

ARTEC CONSULTING CORP

Form 10-Q

3 | Page

ARTEC CONSULTING CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	OCTOBER 31, 2013 (Unaudited)	JANUARY 31, 2013 (Audited)
ASSETS
Current Assets
Cash	$ 1,629	$ 4,073
Prepaid expenses	4,822	-
Total current assets	6,451	4,073

Total Assets	$ 6,451	$ 4,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 312	$ -
Loan – related party	8,614	114
Total current liabilities	8,926	114

Total Liabilities	8,926	114

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,195,000 and 7,000,000 shares issued and outstanding as of October 31 and January 31, 2013, respectively	8,195	7,000
Additional paid-in-capital	22,705	-
Deficit accumulated during the development stage	(33,375)	(3,041)
Total Stockholders’ Equity (Deficit)	(2,475)	3,959
Total Liabilities and Stockholders’ Equity (Deficit)	$ 6,451	$ 4,073

The accompanying notes are an integral part of these financial statements.

4 | Page

ARTEC CONSULTING CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31, 2013	For the period from Inception (August 6, 2012) to October 31, 2012	Nine months ended October 31, 2013	For the period from Inception (August 6, 2012) to October 31, 2012	For the period from Inception (August 6, 2012) to October 31, 2013
Revenues	$ -	$	$ -	$ -	$ -

Expenses
General and administrative expenses	17,960	3,041	30,334	3,041	33,375
Loss from operations	(17,960)	(3,041)	(30,334)	(3,041)	(33,375)

Net loss	$ (17,960)	$ (3,041)	$ (30,334)	$ (3,041)	$ (33,375)

Loss per common share – Basic and Diluted	$ (0.00)*	$ (0.02)	$ (0.00)*	$ (0.02)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	8,195,000	128,049	7,768,406	128,049

* denotes less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

5 | Page

ARTEC CONSULTING CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended October 31, 2013	For the period from Inception (August 6, 2012) to October 31, 2012	For the period from Inception (August 6, 2012) to October 31, 2013
Operating activities
Net loss	$ (30,334)	$ 3,041	$ (33,375)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in prepaid expenses	(4,822)	-	(4,822)
Increase in accounts payable	312	-	312
Net cash (used in) operating activities	(34,844)	(3,041)	(37,885)
Investing activities	-	-	-

Financing activities
Proceeds from sale of common stock	23,900	7,000	30,900
Proceeds from loan from shareholder	8,500	114	8,614
Net cash provided by financing activities	32,400	7,114	39,514

Net (decrease) increase in cash and equivalents	(2,444)	4,073	1,629

Cash and equivalents at beginning of the period	4,073	-	-

Cash and equivalents at end of the period	$ 1,629	$ 4,073	$ 1,629

Supplemental cash flow information
Cash paid for:
Interest paid	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

ARTEC CONSULTING CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ARTEC CONSULTING CORP (“Artec”, “the Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 6, 2012 (“Inception”) and intends to commence operations in the business of distribution of crystal white glass floor tile. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since Inception (August 6, 2012) through October 31, 2013 the Company has not generated any revenue and has accumulated losses of $33,375.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (August 6, 2012) resulting in an accumulated deficit of $33,375 as of October 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted January 31 fiscal year end.

7 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine periods ended October 31, 2013 or the period from Inception (August 6, 2012) to October 31, 2012 .

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

8 | Page

Stock-Based Compensation

As of October 31, 2013 the Company has not issued any stock-based payments to its employees.

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

As of October 31, 2013 the Company had 8,195,000 shares issued and outstanding.

NOTE 5 – INCOME TAXES

As of October 31, 2013 the Company had net operating loss carry forwards of $33,375 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since Inception (August 6, 2012) through October 31, 2013, a Director has loaned the Company $8,614 to pay for operating expenses.  As of October 31, 2013, total loan amount was $8,614. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Artec Consulting Corp. (“Artec”, “the Company”, “we” or “us”) was incorporated in the State of Nevada on August 6, 2012 (“Inception”) and established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since Inception. We are a development-stage company formed to commence operations in the business of distribution of crystal white glass floor tile.  We have recently started our operation. As of today, we have developed our business plan, and executed a Marketing and Sales Distribution Agreement with Guangdong Stone Trading Co., Ltd, dated January 4, 2013.

Our product is used principally in new developments, commercial and residential construction and in home improvement, remodeling and repair work. We plan to distribute our crystal white glass floor tile in the European market to wholesale customers. At the beginning we intend to distribute our product in Germany. We believe that there is a demand for crystal white glass floor tile because this is a new product for the German market. Because of its true white color and its quality, we believe it will become a popular building material.

10 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations since our Inception on August 6, 2012 to October 31, 2013.  As of October 31, 2013, we had total assets of $6,451 and total liabilities of $8,926.  Since our Inception to October 31, 2013, we have accumulated a deficit of $33,375.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2013 Compared to the Period from Inception (August 6, 2012) to October 31, 2012

Revenue

We recognized no revenue during the three months ended October 31, 2013 or for period from Inception (August 6, 2012) to October 31, 2012 as we are a development stage company.

Operating Expenses

During the three month period ended October 31, 2013, we incurred general and administrative expenses and professional fees of $17,960 compared to $3,041 for the period from Inception (August 6, 2012) to October 31, 2012. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended October 31, 2013 was $17,960 and $3,041 for the period from Inception (August 6, 2012) to October 31, 2012 for the reasons set out above.

Nine Month Period Ended October 31, 2013 Compared to the Period from Inception (August 6, 2012) to October 31, 2012

Revenue

We recognized no revenue during the nine months ended October 31, 2013 for period from Inception (August 6, 2012) to October 31, 2012 as we are a development stage company.

Operating Expenses

During the nine month period ended October 31, 2013, we incurred  general and administrative expenses and professional fees of $30,334 compared to $3,041 for the period from Inception (August 6, 2012) to October 31, 2012. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

11 | Page

Net Loss

Our net loss for the nine month period ended October 31, 2013 was $30,334 compared to $3,041 for the period from Inception (August 6, 2012) to October 31, 2012 for the reasons explained above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2013

As at October 31, 2013 our current assets were $6,451 compared to $4,073 in current assets at January 31, 2013. As at October 31, 2013 current assets were comprised of $1,629 in cash and $4,822 in prepaid expenses.  As at October 31, 2013, our current liabilities were $8,926. Current liabilities were comprised of $8,614 in advance from a director and $312 in accounts payable.

Stockholders’ equity decreased from $3,959 as of January 31, 2013 to a deficit of $2,475 as of October 31, 2013.

Cash Flows from Operating Activities

For the nine month period ended October 31, 2013, net cash flows used in operating activities was $34,844, compared to $3,041 for the period from Inception (August 6, 2012) to October 31, 2012. The increase was in line with the increase in the losses we incurred between the two periods.

Cash Flows from Financing Activities

We  have not generated or used any cash flows from investing activities during the nine month period ended October 31, 2013 or for the period from Inception (August 6, 2012) to October 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended October 31, 2013, we generated net cash flows of $32,400 from proceeds from issuance of common stock and loans from director compared to $7,114 for the period from Inception (August 6, 2012) to October 31, 2012.

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

12 | Page

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

13 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 25, 2012, the Company issued 7,000,000 shares of its common stock at $0.001 per share for total proceeds of $7,000. In April and May 2013, the Company issued 1,195,000 shares of its common stock at $0.02 per share for total proceeds of $23,900. The sales were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINING SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On October 31, 2013 Artec Consulting Corp. announced that it has begun discussions with potential new management who are interested in taking the Company into a new strategic direction.

This new direction involves the Company becoming a vertically integrated marketing firm that provides “affiliate marketing”, publishing and related professional services focused on developing and executing comprehensive strategies and programs that support clients’ business goals.

Affiliate marketing is a type of performance-based marketing in which a business rewards one or more affiliates for each visitor or customer brought by the affiliate's own marketing efforts. The industry has four core players: the merchant (also known as 'retailer' or 'brand'), the network (that contains offers for the affiliate to choose from and also takes care of the payments), the publisher (also known as 'the affiliate'), and the customer.

As proposed, the Company will be positioned in the marketing value chain such that it will have the ability to act as an affiliate network and a publisher, providing clients with the ability to more effectively leverage marketing dollars and drive return on investment.

The completion of this described business change is conditioned on, among other things, the parties reaching agreement on all final terms and conditions of the proposed management change. The Company can provide no assurances that these conditions will be satisfied and cautions investors against making investment decisions based on any expectation that the proposed transaction will be consummated, because, in its view, such expectations are speculative.

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

ARTEC CONSULTING CORP
Dated: December 4, 2013	By: /s/ Elizaveta Padaletc
Elizaveta Padaletc, President and Chief Executive Officer and Chief Financial Officer

15 | Page