Form 10-K
period 2014-01-31
ARTEC CONSULTING CORP.
filed 2014-05-13
CIK 1561865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-186732

ARTEC CONSULTING CORP.
 (Exact name of registrant as specified in its charter)

Nevada	99-0381772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5536 S. Ft. Apache #102, Las Vegas, NV	89148
(Address of principal executive offices)	(Zip Code)

(760) 814-9567
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on July 31, 2013, as reported on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) was $0 as there was no market for our stock at that time.

As of May 10, 2014 there were 8,309,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

ARTEC CONSULTING CORP.
(A Development Stage Company)
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2014

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies (c) our future financing plans and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

ITEM 1. BUSINESS

Background

Artec Consulting Corp. (“Artec”, “the Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 6, 2012 (“Inception”). Originally intending to commence operations in the business of distributing crystal white glass floor tile, beginning in January 2013, the Company changed its focus to providing online marketing and reporting solutions to companies. The Company is in the development. From Inception through January 31, 2014, we have incurred an accumulated deficit of $58,893.

Business

We offer a comprehensive suite of online marketing and reporting solutions, including lead gen (prospect email, performance display, mobile marketing), performance media (PPC, SEO, social media, retargeting) and affiliate marketing, as well as other related web services and consultation. We plan to generate revenue by delivering measurable marketing results to clients.

Online leads are usually generated as clicks from websites or email. Our goal is to engage Internet visitors with targeted media and to connect our marketing clients with their potential clients on line.

We use world-class technology solutions to create advertising campaigns for clients to target potential customers, optimize those campaigns in real time and track tangible results. Through a single advertising budget, we enable our clients to reach customers —whether using traditional computing devices or mobile devices—across the Internet, including through all of the major search engines and leading general interest and vertically focused online publishers.

Our retargeting and display marketing solutions target consumers that have recently search for a client’s business keywords as well as those who have recently visited their website. We continue to expand our platform to include additional advertising products designed specifically for the needs of our clients. Our website solutions are designed to help client turn more of their website visitors into leads, manage those leads more effectively and convert more of them into customers.

We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients.

Products/Services

We combine advanced, publisher-agnostic technology and an experienced, digitally sophisticated direct sales force to provide clients with a single, easy to use and cost-effective solution to acquire, maintain and retain customers using digital and traditional media.

Artec owns or accesses targeted databases and utilizes proprietary technology to create local, regional and national marketing campaigns on demand providing clients with the ability to acquire new customers. We run advertisements or other forms of marketing messages and programs through multiple channels (i.e. Email, Direct Mail, Social Media, SMS, radio and telecommunication) to create responders for client offerings. We optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for Artec.

We deliver cost-effective marketing results to our clients, predictable and scalable, most typically in the form of a qualified lead, click or call. These leads, clicks or calls can then convert into a customer or sale for the client at a rate that results in an acceptable marketing cost to them. We get paid by clients primarily when we deliver qualified results as defined in our agreements. Typically, leads are routed through a call center or other offline acquisition process. Online leads are usually generated as clicks from websites. Our marketing services include but are not limited to:

•  Affiliate and performance marketing,
•  Search advertising,
•  Display advertising,
•  Telecommunications
•  Retargeting,
•  Email marketing,
•  Lead generation,
•  Creative design, and
•  Consulting services.

For advertisers our platform allows us to connect clients to multiple online publishers. For publishers our platform provides access to a significant advertiser base to gain access to a broader range of advertising inventory. The combination of these end-to-end online marketing capabilities enables us to offer clients the simplicity of a single advertising budget that meets their marketing objectives.

Our search product is focused on assuring that our clients’ advertisements appear prominently among the search results when local consumers enter certain keywords on leading local search sites such as Google, Yahoo! and Bing and social networks such as Facebook and LinkedIn.

Our display product is primarily focused on maximizing the exposure for clients that want to broadcast a message to a specific target online audience.

Our remarketing and search retargeting products allow us to target consumers who have previously visited a specific client’s website, either through a search marketing campaign or a display marketing campaign, or who have previously searched for a client’s keywords. When the potential customer visits any other site within our remarketing network, we can remarket to the target customer on behalf of that client.

Our lead conversion helps clients manage their leads and convert more of them into customers.

Our capabilities:

•	Software-based solution that provides back-end automation and optimization technologies to manage advertising spend across a broad array of online publishers and media outlets;
•	For advertisers interested in search engine marketing, automation of build-up of keyword search criteria for the leading search engines;
•	Seting and optimization of bids for keywords based on client products and services;
•	Placement of display advertisements on websites selected in accorance with custom profiles;
•	Integration with leading social media sites;
•	Proprietary algorithms multiple times a day to evaluate each publisher and keyword, dynamic shifting of spend to continuously optimize and improve campagin performance;
•	Proprietary reverse proxy technology that automatically tracks campaign-generated activity; and
•	Access to multiple publishers and advertisers.

Consulting

We work with clients on a consultative basis to help them achieve their markeing objectives, educating and guiding them through the opportunities arising from and the mechanics of online advertising. Our consulting services provide clients access to technology and media that they could not access by themselve, and proven in ways they understand.

Scale and Experience

Our scale and experience in purchasing online advertising from publishers allows us to make more efficient and effective purchasing decisions on behalf of our clients. In addition, our platform enables us to connect our clients to a wide array of online publishers. Our platform not only allows us to expand the reach of our publisher network, but also allows us quickly to test and identify better performing advertising options for our clients.

Client Relationships

As new online advertising opportunities emerge, such as mobile, video and social media, we believe that having a direct client relationship will enable us to offer additional products and services to our clients.

Technology

Running thousands of online advertising campaigns simultaneously across multiple publishers poses significant technical challenges. While technologies exist to help larger companies manage and optimize their online marketing spend, we believe that such solutions are too expensive and too complex to scale down to many of our clients’ monthly advertising budget. We have built our services, systems and networks for maximum scalability and flexibility to manage these types of campaigns, and we have invested heavily in automation technologies that reduce the level of human intervention required to support these campaigns. This automation is critical to our ability to scale our business and deliver moderately budgeted campaigns in a cost-effective manner.

Strategy

We generate revenue by providing marketing and advertising solutions for our clients through direct sales and our online marketing platform. We sell our marketing products based on a consultative approach to discover customer needs and build pricing and packages which provide a positive return on their investment. While we do not commit to a specific set of results, we work with our clients to meet their marketing objectives. Clients primarily pay us for leads that they can convert into customers. Typically, leads are routed through a call center or other offline customer acquisition process. Online leads are usually generated as clicks from websites or email. In brief, Artec helps clients communicate their message to potential new customers by delivering compelling offers through the use of proprietary products, media channels and distribution platforms.

We believe that we are in the early stages of a large and long-term business opportunity presented by the shift from traditional media formats to digital media formats. Our strategy for pursuing this opportunity includes the following key components:

• Expand Media Offerings. We have developed a platform that enables us more easily to connect our client advertisers to a broader array of online publishers and, in the future, to reach customers through new formats such as mobile and video. Our plan has been, and continues to be, to fulfill, track and optimize a client’s entire digital media plan, regardless of media property or format.

• Develop Digital Marketing Software Solutions. Our current products target our clients’ needs to acquire customers through online media buying. We believe that there will be continued movement towards digital platforms in the other segments of our clients’ marketing activities, such as marketing automation, lead conversion and customer relationship management. To address these and other needs, we plan to continue investing in the internal development or potential acquisition of products and services in these adjacent segments.

Affiliate and Performance Marketing Key Trends and Drivers

•
One of the most effective ways to enter new markets (pay-for-performance model represents low risk and low overhead while also providing access to local marketing experts without having to bring on full-time staff),

•	Growth of mobile,
•	With the rise in multi-channel retailing, expect a tighter integration of marketing channels. Performance marketing, for example, will be more closely aligned with retargeting and display,
•	Big data solutions that include affiliate program data will enable more targeted, timely ads and offers to be delivered at the right audience at the right time on the right device.
•	Aligned with the way that consumers shop and behave,
•	It’s a proven acquisition channel for new customers and provides a low risk opportunity to try new ideas, and
•	Deal-driven consumers turn to affiliate sites first and frequently, because they believe offers from affiliate sites are better than those presented on a retailer’s

We differentiate ourselves by utilizing our marketing platform to attract large multi-location organizations. These organizations have seen dramatic cuts to their marketing departments over the last few years forcing them to work more with less. We help centralize and streamline marketing initiatives for these large decentralized organizations allowing them, in many cases for the first time in years, to stop playing defense and become offensive in the management and implementation of their marketing efforts. In essence, we allow independent field offices, franchise owners, sales agents to have access to easy to utilize fortune 500 type marketing services at their disposal 24/7. We have proven our services lower client acquisition costs, increase the overall spend of client initiatives, creating more loyal and profitable clients.

Our Market

The ability to market to and acquire customers is a critical driver of success for businesses, often representing a very significant portion of their cost base. Business to consumer e-commerce was approximately a $1.0 trillion industry globally in 2012, growing at 16.7% per year from 2012 to 2017, according to International Data Corporation, or IDC. Penetration of smartphones and tablets has also driven rapid growth of mobile commerce, which represented $64.5 billion globally in 2012, and is expected to grow at 35.5% CAGR between 2012 and 2017 according to IDC. The internet and mobile devices are becoming increasingly important mediums for businesses to generate customer engagement and leads that ultimately result in sales, both online and offline. However, these mediums are also complex and fragmented, making it difficult and costly to engage and convert customers. Illustrating the difficulty of converting customers, 88% of online shoppers surveyed in February 2013 by comScore indicated they had from time to time placed items in a shopping cart and left a site without making a purchase. It is therefore important for businesses to develop and execute online and mobile marketing campaigns efficiently and effectively harnessing consumer intent, big data, technology, measurability, and the ability to target, at scale. According to ZenithOptimedia, marketers spent $88.6 billion on internet advertising in 2012, with this spend expected to grow at a compound annual growth rate of over 14.3% through 2015.

Competitive Landscape

The market for online advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases.

Our competitors include:

• Internet Marketing Providers. We compete with large Internet marketing providers such as Google, Yahoo! and Microsoft. These providers typically offer their products and services through disparate, online-only, self-service platforms. We compete with these companies on the basis of our product offerings and our publisher-agnostic services to our clients. Although we compete against the self-service offerings of these large providers, we also have business relationships with them. We also believe that we provide a valuable service to these companies by connecting them to a large number of clients, which are generally disinclined to purchase online advertising via self-service platforms.

• Traditional, Offline Media Companies. We compete with traditional yellow page and newspaper companies with large, direct sales forces. While these traditional media companies have made investments to address the migration of advertising expenditures away from their existing print products, we believe that they face the prospect of cannibalizing their existing higher margin products that they own and the challenge of re-training and restructuring their sales forces, most of whom have only sold print products and many of whom still receive the majority of their income from selling those products. We compete with these companies on the basis of the strength and breadth of our technology platform and product offering and our focus exclusively on Internet advertising.

Intellectual Property

We have developed a few different very important software/applications, which we consider to be proprietary including a custom gateway that runes real-time analytics and tracking on all campaigns powered by our resources. This software helps us manage and mitigate exposure to fraud, while enabling us to purchase media more intelligently, with better control over our advertiser’s budget in order to maximize campaign efficiency and effectiveness. In addition, we have developed Email Service Provider (“ESP”) and Message Transfer Agent (“MTA”) software, which allows clients to log in and manage their own mailings directly. We have also developed dialer/phone systems to maximize efficiency with respect to telecommunication client management.

Governmental Approval and Regulation

We are subject to various federal and state law and regulation relating to our business. The regulation currently focuses on data collection, privacy, social networking, user generated content, information security and online behavioral marketing. Because of the increasing popularity of the Internet and the growth of online services, there are regular initiatives at both the federal and state level to expand the scope of regulation as problems and perceived problems arise and develop. Although much of the regulation is well founded, it does have an impact on how we conduct our business and may have an impact on our financial results if we are limited in our business activities or there are additional costs associated with compliance. We do not believe there to be any specific environmental regulation that will have a material impact on our business operations or financial results.

In the United States, the Federal Trade Commission, or the FTC, enforces rules and regulations enacted pursuant to the Children’s Online Privacy Protection Act of 1998, or COPPA, imposing restrictions on the ability of online services to collect information from minors under the age of 13. During 2009, the FTC actively enforced COPPA through civil penalties and consent orders. As a part of our efforts to comply with these requirements, we do not knowingly collect online personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain of our websites in an effort to prohibit persons under the age of 13 from registering. The restrictions are likely to dissuade some percentage of our potential customers from using such websites, which may adversely affect our business. If it turns out that one or more of our websites is not COPPA compliant, we may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our reputation and business. Laws on the state level protecting the identity of personal information of children online have been enacted or are under consideration. For example, Michigan and Utah have established registries where parents and others may register instant messenger IDs, mobile text messaging and fax numbers in addition to e-mail addresses to prevent certain types of messages from reaching children in those states. Such laws could have an adverse impact on how we will be able to conduct our business in the future and may limit access to an important segment of the target markets our clients seek.

A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. Well-publicized breaches of data privacy and consumer personal information have caused state legislatures to enact data privacy legislation. Forty-five states, including New York, California and Pennsylvania, have enacted data privacy legislation, including data breach notification laws, and laws penalizing the misuse of personal information in violation of published privacy policies. Certain states have also enacted legislation requiring certain encryption technologies for the storage and transmission of personally identifiable information, including credit card information, and more states are considering enactment of information security regulations and may require the adoption of written information security policies that are consistent with state laws if businesses have personal information of residents of their states. Data privacy and information security legislation is also being considered at the federal level, which if enacted, could adversely affect our business. In addition to the specific data privacy and data breach statutes, the FTC and attorneys general in several states have investigated the use of personal information by some Internet companies under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. We review our privacy policies and operations on a regular basis, and currently, we believe we are in material compliance with applicable U.S. federal and state laws. Our business could be adversely affected if new regulations or decisions regarding the storage, transmission, use and/or disclosure of personal information are implemented in such ways that impose new or additional technology requirements on us, limit our ability to collect, transmit, store and use the information, or if government authorities or private parties challenge our privacy practices that result in restrictions on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages or penalties.

The United States Congress enacted the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, regulating “commercial electronic mail messages” (i.e., e-mail), the primary purpose of which is to promote a product or service. The FTC has promulgated various regulations applying CAN-SPAM and has enforcement authority for violations of CAN-SPAM. Any entity that sends commercial e-mail messages, such as Alloy and our various subsidiaries for itself and clients, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. Violations of its provisions may result in civil money penalties and criminal liability. Although the FTC has publicly announced that it does not at the present time intend to do so, CAN-SPAM further authorizes the FTC to establish a national “Do Not E-Mail” registry akin to the “Do Not Call Registry” relating to telemarketing. The Federal Communications Commission has also promulgated CAN-SPAM regulations prohibiting the sending of unsolicited commercial electronic e-mails to wireless e-mail addresses and has released a “Do Not E-Mail” registry applicable to wireless domain addresses, some of which may be in our databases. Compliance with these provisions may limit our ability to send certain types of e-mails on our own behalf and on behalf of several of our advertising clients, which may adversely affect our business. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.

In addition to the federal CAN-SPAM regulations, many states have comparable legislation. There have been a number of cases brought as class actions based on the federal and state statutes. At the state level the courts have tended to decide in favor of the plaintiffs and awarded substantial damages. An award of damages, at either the federal or state level could have a detrimental impact on our financial results.

Social networking websites are under increased scrutiny. Legislation has been introduced on the state and federal level that could regulate social networking websites. Some of the proposed rules call for more stringent age-verification techniques, attempt to mandate data retention or data destruction by Internet providers, and impose civil and/or criminal penalties on owners or operators of social networking websites. For example, the United States Congress may consider once again the Deleting Online Predators Act which, if enacted in the form introduced in 2007, would require certain schools and libraries to protect minors from online predators in the absence of parental supervision when using commercial networking websites and chat rooms. Such law could potentially limit user access to our websites. Similar bills to ban or restrict access to social networking sites are also being introduced and considered on the state level. Dozens of state attorneys general in late 2008 and early 2009 have served subpoenas on certain social networking sites relating to known predators and if any such actions become more widespread, similar actions could potentially have an adverse effect on our reputation or our business.

The FTC has been considering a number of issues relating to online behavioral advertising and has most recently issued a report containing a new set of “guidelines” for industry self-regulation. The FTC’s report may result in future regulation of the collection and use of online consumer data, which could potentially place restrictions on our ability to utilize our database and other marketing data on our own behalf and on behalf of our advertising clients, which may adversely affect our business.

Legislation concerning the above described online activities has either been enacted or is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws.

Governments of states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence and/or operate in those jurisdictions. As our products and advertisements are available over the Internet anywhere in the world, and we conduct marketing programs in numerous states, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions and pay various taxes in those jurisdictions.

Employees

As of January 31, 2014, we had no full-time employees. The Company utilizes contract labor as needed.

ITEM 1A. RISK FACTORS

An investment in our Securities is extremely speculative and illiquid, involves a high degree of risk, including the risk of a loss of your entire investment, and is therefore not suitable for all investors. You should carefully consider the risks and uncertainties described below and the other information contained in this Memorandum before purchasing any Shares. The risks set forth below are not the only ones facing our company. Additional risks and uncertainties may exist that could also adversely affect our business, operations and prospects. If any of the following risks actually materialize, our business, financial condition, prospects and/or operations could suffer. In such event, our ability to pay the Shares may be impaired, and you could lose all or a substantial portion of the money that you pay for the Securities.

Risk Factors Relating to our Business

General

Investment in Artec Consulting is highly speculative, involves a high degree of risk and could result in the loss or part of an investor’s capital contribution. Therefore, prospective investors should not subscribe for Shares unless they can bear such a loss. Moreover, there can be no assurance that Artec Consulting’s operating and growth objectives will be achieved and financial results may vary materially from one reporting period to the next. Consequently, an investment in Artec Consulting is suitable only for sophisticated investors capable of making an informed independent decision as to the risks involved in an investment in Artec Consulting. Potential risk factors to consider prior to making an investment in Artec Consulting include but are not limited to the factors discussed below.

We are an early stage company in an emerging market with an unproven business model and a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We have only a limited operating history, and our current business and future prospects are difficult to evaluate. While our management has significant experience and a successful history operating online marketing companies, Artec Consulting is a new venture which only recently commenced operations in late 2013. We have developed a strategy for taking advantage of what we believe is a shift of local and multi-office marketing budgets from traditional media formats to digital media formats, but we cannot assure you that our strategy will not fail or prove less successful than other approaches. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving online marketing industry. These risks and difficulties include:

•	Our new and unproven business model;
•	Maintaining the effectiveness of our Platform, and adopting our technology and solutions to new market opportunities and challenges;
•	Our limited number of product offerings and risks associated with developing and selling new product offerings;
•	Continuing to attract new clients, many of whom have not previously advertised online and may not understand the value to their business of our products and services; and
•	Effectively managing rapid growth in our sales force, personnel and operations.

Failing to successfully address these challenges or others could significantly harm our business, financial condition, results of operations and liquidity.

Potential for indebtedness.

There is no assurance that the Company will not incur debt in the future, that it will have sufficient funds to repay its indebtedness or that the Company will not default on its debt, jeopardizing its business viability. Furthermore, the Company may not be able to borrow or raise additional capital in the future to meet the Company’s needs or to otherwise provide the capital necessary to conduct its business.

Segments of our business operate in an immature industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects.

Segments of our business include online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth in recent periods, we may not be able to sustain current revenue levels or growth rates. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

•	Maintain and expand client relationships;
•	Manage our expanding operations and implement and improve our operational, financial and management controls;
•	Overcome challenges presented by adverse global economic conditions as they impact spending in our client verticals;
•	Raise capital at attractive costs, or at all;
•	Acquire and integrate websites and other businesses;
•	Successfully expand our footprint in our existing client verticals and enter new client verticals;
•	Respond effectively to competition and potential negative effects of competition on profit margins;
•	Attract and retain qualified management, employees and independent service providers;
•	Successfully introduce new processes and technologies and upgrade our existing technologies and services;
•	Protect our proprietary technology and intellectual property rights; and
•	Respond to government regulations relating to the Internet, marketing in our client verticals, personal data protection, email, software technologies and other aspects of our business.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

Changes to web browsers and a number of other factors could impair our ability to collect the significant amounts of data we use to optimize display advertisements for our clients.

We collect information about the interaction of users with our advertisers’ and publishers’ websites (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ websites or advertisements) using cookies and similar tracking technologies. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by advertisers and publishers, changes in technology, and new developments in laws, regulations and industry standards. Further, certain web browsers, such as Safari, currently block or are planning to block some or all third-party cookies by default. In the event third-party cookies are blocked by default by web browsers, we will need to adapt our solution to enable us to continue to access data and deliver our advertising solutions. A potential adaptation to our solution involves additional technical integration with our advertiser clients so that we are considered a first party for purposes of web browser defaults. To date, we have not integrated this adaptation with any client and do not know if it will be successful. In addition, our advertiser clients may not agree to enable this additional integration. If the adaptation to our solution is not successful or if our clients do not enable us to utilize this adaptation on their websites, we could be blocked from serving advertisements to users that utilize web browsers that block third-party cookies. If we are blocked from serving advertisements to a significant portion of internet users, our business could suffer and our results of operations harmed.

In addition, our ability to collect and use data may be restricted or prevented by a number of other factors, including:

•	The failure of our network or software systems, or the network or software systems of our clients;
•	Variability in user traffic on advertiser websites;
•
Decisions by some of our advertiser clients or publishers to restrict our ability to collect data from them, third parties and users to refuse to implement mechanisms we request to ensure compliance with our legal obligations;

•
Decisions by consumers to opt out of tracking or to use technology, such as browser settings that limits our ability to collect data about users and reduce our ability to deliver relevant advertisements;

•	Our inability to grow our advertiser and publisher base in new industry verticals in order to obtain the critical mass of data necessary for to perform optimally in such new industry vertical;
•	Interruptions, failures or defects in our data collection, mining, analysis and storage systems;
•	Changes in regulation impacting the collection and use of data;
•
Changes in browser or device functionality and settings, and other new technologies, which make it easier for users to prevent the placement of cookies or other tracking technology and impact our publishers’ or our advertisers’ ability to collect and use data; and

•	Changes in international laws, rules, regulations and industry standards or increased enforcement of international laws, rules, regulations and industry standards.

Any of the above described limitations on our ability to successfully collect, utilize and leverage data could also materially impair the optimal performance of our business and severely limit our ability to target users for our advertisements, which would harm our business and adversely impact our future results of operations.

Regulatory, legislative or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.

Self-regulation and privacy regulation

The regulatory environment for the collection and use of consumer data by advertising networks, advertisers, and publishers is very unsettled in Europe, the United States and internationally.

The United States and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. A number of existing bills are pending in the U.S. Congress that contain provisions that would regulate how companies can use cookies and other tracking technologies to collect and utilize user information.

In addition to compliance with government regulations, we voluntarily participate in several trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct relating to targeted advertising. For example, the Internet Advertising Bureau EU & US, the Network Advertising Initiative and the Digital Advertising Alliance, have developed and implemented guidance for companies to provide notice and choice to users regarding targeted advertising. There is ongoing debate about whether the current guidance and approaches by such associations and industry groups complies with EU law. For example, on December 28, 2011, the Article 29 Working Group published an opinion stating that the self-regulatory code was not adequate to comply with Article 5.3 of the amended E-Privacy Directive addressing placement and reading of cookies for targeted advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or the practices of our publishers and advertisers or in conflict with the laws and regulations of the EU, United States or other international regulatory authorities.

These existing and proposed laws, regulations and industry standards can be costly to comply with and can delay or impede the development of new products, result in negative publicity and reputational harm, increase our operating costs, require significant management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

Privacy risks relating to our clients’ actions or inactions

On behalf of certain of our clients using some of our services, we collect and store information derived from the activities of website visitors and their devices. This enables us to provide such clients with reports on information from and about the visitors to their websites in the manner specifically directed by each such individual client and to conduct targeted advertising. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the passive collection, use, sharing and storage of data collected from or about users’ or their devices. Any perception of our practices or products as an invasion of privacy, whether or not such practices or products are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability.

Our compliance with privacy laws and regulations and our reputation among the public body of website visitors depend in part on our clients’ adherence to privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations. We contractually require our clients to notify visitors to their websites about our services (i.e., that we place cookies and collect and share certain non-identifying data for purposes of targeting advertisements), and further require that they link to pages where visitors can opt-out of the collection or targeting. We rely on representations made to us by clients that they will comply with all applicable laws including all relevant privacy and data protection regulations. We make reasonable efforts to enforce contractual notice requirements but do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations, nor do we contractually require them to seek explicit consent to the placement of cookies which may be required in certain countries. If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own products, services and data collection, use and sharing practices in our own disclosures to consumers, or if explicit consent was required, then we, and our clients, may be subject to potentially adverse publicity, damages and related possible investigation or other regulatory activity in connection with our privacy practices or those of our clients.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for marketing solutions is intensely competitive and rapidly changing, and with the emergence of new technologies and market entrants, we expect competition to intensify in the future.

Our competitors include:

•
Marketing providers. We compete with large marketing providers and integrated marketing platform providers that typically offer their products and services through disparate, online-only, self-service platforms.

•	Traditional offline media companies. We compete with traditional direct mail, fulfillment, yellow page, newspaper, television and radio companies that, in many cases, have large, direct sales forces.

Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, and substantially greater financial, technical and other resources and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or yellow pages. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. In particular, if major Internet search companies such as Google, Yahoo! and Microsoft decide to devote greater resources to develop and market online advertising offerings directly to local businesses, greater numbers of our clients and potential clients may choose to purchase online advertising services directly from these competitors, particularly if and as the ease of their self-service models increases. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases and are heavily investing in recruiting sales personnel, which might affect our ability to achieve our hiring targets. As the market for local advertising increases, we expect new competitors, business models and solutions to emerge, some of which may be superior to ours. We also believe that the marketplace for online media is more transparent than other media marketplaces. Our competitors may use information available to them to price their products at a discount to the prices that we currently offer. Even if our online marketing and reporting solutions are more effective than those offered by our competitors, potential clients might adopt competitive products and services in lieu of purchasing our solutions. For all of these reasons, we may not be able to compete successfully against our current and potential competitors.

We are dependent for our success on a key executive officer.

Our success depends to a critical extent on the continued services of our Chief Executive Officer, Caleb Wickman. If we lost this key executive officer, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we could find a satisfactory replacement for this key executive officer at all, or on terms that are not unduly expensive or burdensome. We do not have an employment agreement with Mr. Wickman and his employment is severable by either party at will.

Failure to adequately recruit, train and retain our marketing professionals would impede our growth and could harm our business, operating results and financial condition.

Our ability to maintain or grow revenue and achieve profitability will depend, in large part, on increasing the size of our direct sales force of marketing professionals. As more companies seek to capitalize on the shift to online media, competition for knowledgeable and qualified media sales personnel will increase. Moreover, employees that we hire from our competitors may in the future be subject to claims of breach of noncompetition and non-solicitation obligations owed to their former employers, which could impact our ability to attract and hire high-quality candidates and potentially subject us to litigation. If we are unable to effectively recruit, train and retain marketing personnel, we may not be able to grow our sales force, our revenue may suffer or our costs may increase.

The impact of worldwide economic conditions, including the resulting effect on advertising budgets, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of advertising. Although we believe that marketing budgets that have been traditionally invested in mediums such as print and television and these budgets are now being reallocated to Internet marketing, we believe that continuing economic difficulties have adversely affected our business. We believe the economic conditions in the United States remain challenging.

To the extent that economic difficulties continue, or worldwide economic conditions materially deteriorate, our existing and potential clients may no longer consider investment in our marketing solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, online marketing advertising solutions may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. These developments could have an adverse effect on our business, operating results and financial condition.

Our future success depends in part on our ability to effectively develop and sell additional products, services and features.

We invest in the development of new products and services with the expectation that we will be able to effectively offer them to our clients. Our future revenue depends in part on our ability to stay competitive with our product and service offerings. Our ability to develop and launch new products on our expected timelines, or at all, is subject to numerous risks and uncertainties, such as the difficulties of designing complex software products, achieving desired functionality and integrating the new products with our existing technology.

The sale of new or additional features, products and services, the value or utility of which may be different from our current products and services or less easily understood by our clients, may require increasingly sophisticated and costly sales efforts and increased operating expenses, as well as additional training of our employees and clients. New product launches require the investment of resources in advance of any revenue generation. If new products fail to achieve market acceptance, we may never realize a return on this investment. If these efforts are not successful, our business may suffer.

Poor perception of our business or industry as a result of the actions of third parties could harm our reputation and adversely affect our business, financial condition and results of operations.

There are companies within our industry that regularly engage in activities that our clients’ customers may view as unlawful or inappropriate. These activities, such as deceptive promotions, by third parties may be seen by clients as characteristic of participants in our industry and, therefore, may have an adverse effect on the reputation of all participants in our industry, including us. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

If we fail to compete effectively against other marketing and media companies and other competitors, we could lose clients and our revenue may decline.

The market for online and offline marketing is intensely competitive. We expect this competition to continue to increase in the future. We perceive only limited barriers to entry to the online marketing industry. We compete both for clients and for limited high quality advertising inventory. We compete for clients on the basis of a number of factors, including return on marketing expenditures, price, and client service.

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	Online marketing or media services providers;
•	Offline and online advertising agencies;
•	Major Internet portals and search engine companies with advertising networks such as Google, Yahoo!, MSN and AOL;
•	Other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;
•	Website publishers with their own sales forces that sell their online marketing services directly to clients;
•	In-house marketing groups at current or potential clients;
•	Offline direct marketing agencies; and
•	Television, radio and print companies.

Competition for marketing budgets, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, MSN, and AOL, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. These companies may also develop more vertically targeted products that match consumers with products and services, such as Google’s mortgage rate and credit card comparison products, and thus compete with us more directly. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to deliver results that are superior to those that other online marketing service providers achieve, we could lose clients and our revenue may decline.

Unauthorized access to or accidental disclosure of consumer personally-identifiable information that we collect may cause us to incur significant expenses and may negatively affect our credibility and business.

There is growing concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors and attract and retain our clients, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on trade secret, trademark and copyright law, confidentiality agreements and technical measures to protect our proprietary rights. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights that we may employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

Confidentiality agreements with employees, consultants and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary systems and technology. In order to protect our proprietary systems and technology, we enter into confidentiality agreements with our employees, consultants, independent contractors and other advisors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and we cannot assure you that our rights under such agreements will be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have and cause us to lose clients, publishers or otherwise harm our business.

Increased taxation of companies engaged in Internet commerce may adversely affect the commercial use of our marketing services and our financial results.

The tax treatment of Internet commerce remains unsettled, and we cannot predict the effect of current attempts to impose sales, income or other taxes on commerce conducted over the Internet. Tax authorities at the international, federal, state and local levels are currently reviewing the taxation of Internet commerce, particularly as many governmental agencies seek to address fiscal concerns and budgetary shortfalls by introducing new taxes or expanding the applicability of existing tax laws. We have experienced certain states taking expansive positions with regard to their taxation of our services. The imposition of new laws requiring the collection of sales or other transactional taxes on the sale of our services via the Internet could create increased administrative burdens or costs, discourage clients from purchasing services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations.

Limitations on our ability to collect and use data derived from key partners and aggregators could significantly diminish the value of our services and cause us to lose clients and revenue.

When a user visits our websites, we use technologies, including “cookies”, to collect information such as the user’s Internet Protocol, or IP, address, offerings delivered by us that have been previously viewed by the user and responses by the user to those offerings. In order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign, we need to access and analyze this information. The use of cookies has been the subject of regulatory scrutiny and litigation and users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our clients’ marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial and medical services client verticals. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

We rely on Internet bandwidth and data center providers and other third parties for key aspects of the process of providing services to our clients, and any failure or interruption in the services and products provided by these third parties could harm our business.

We rely on third-party vendors, including data center and Internet bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate analysis and storage of data and delivery of offerings. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and services could adversely affect our business and could expose us to liabilities to third parties.

Our systems also heavily depend on the availability of electricity, which also comes from third-party providers. If we or third-party data centers which we utilize were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results for the period of time in which any disruption of utility services to us occurs.

We could lose clients if we fail to detect click-through or other fraud on advertisements in a manner that is acceptable to our clients.

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites. We may in the future have to refund revenue that our clients have paid to us and that was later attributed to, or suspected to be caused by, fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which a web publisher is to be compensated. It is conceivable that this activity could negatively affect our profitability, and this type of fraudulent act could hurt our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Additionally, we have from time to time had to terminate relationships with web publishers who we believed to have engaged in fraud and we may have to do so in the future. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such web publishers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our ability to operate our business.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent U. S. legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Risks Related To Our Capital Structure

We have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends or that even if the funds are legally available, that the dividends will be paid.

Our sole officer and director owns approximately 84.2% of our outstanding common stock, which may limit the ability of other stockholders, whether acting singly or together, to propose or direct the management or overall direction of the Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of the Company that might otherwise result in stockholders receiving a premium over the market price for their common stock.

As of May 10, 2014, Caleb Wickman, our sole officer and director, beneficially owns or controls approximately 84.2% of our outstanding Common Stock. Mr. Wickman will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control.

Issuance of additional stock would dilute your proportionate ownership and voting rights.

We are entitled under our articles of incorporation to issue up to Seventy Five Million (75,000,000) shares of Common capital stock. After taking into consideration our outstanding Common Stock at May 10, 2014, we will be entitled to issue up to sixty-six million, six hundred and ninety one thousand (66,691,000) shares of common stock. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of standalone grants or under our stock plans. We cannot give you any assurance that we will not issue additional Common Stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Currently, there is a limited public market for our securities, and we cannot assure you that any liquid public market will ever develop and it is likely to be subject to significant price fluctuations.

Currently, there is a limited public market for our stock and our stock may never be traded on any exchange, or, if traded, a liquid public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock.

Our common stock is unlikely to be followed by any market analysts, and there may be few or no institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Our Common Stock may be subject to “penny stock” rules which may be detrimental to investors.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. Such securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell them. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As the Shares immediately following this Offering will likely be subject to such penny stock rules, purchasers in this Offering will in all likelihood find it more difficult to sell their Shares in the secondary market.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS MEMORANDUM, YOU SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

ITEM 2. PROPERTIES

The Company does not own any property or real estate. The Company operates virtually from the residence of its officer.

ITEM 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) under the symbol “ACTL” on November 18, 2013.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past fiscal year as reported by the OTCQB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended January 31, 2014
Fourth Quarter	$3.40	$2.56

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of May 10, 2014, 8,309,000 shares of common stock are issued and outstanding. There are approximately 9 stockholders of record of our common stock. 702,000 shares of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer. Their address is 15500 Roosevelt Blvd., Suite 301, Clearwater FL 33760 and their telephone number at that location is (727) 289-0010.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the “Board”) presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission (the “SEC”), including the following:

•
Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the “Exchange Act”).

•	The information contained in an annual report on Form 10-K under the Exchange Act.
•
The information contained in any reports or documents required to be filed by New Energy Technologies, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the year ended January 31, 2014, we entered into the following securities related transactions:

1.	in January 2014, We issued 50,000 shares of common stock for $1.00 per share for total proceeds of $50,000.
2.	In April and May 2013, We issued 1,195,000 shares of common stock for $0.02 per share for total proceeds of $23,900.

During the year ended January 31, 2013, we entered into the following securities related transactions:

1.	On October 25, 2012, We issued 7,000,000 shares of common stock for $0.001 per share for total proceeds of $7,000.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Artec Consulting Corp. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

We are a development stage company with limited operations since our Inception on August 6, 2012 to January 31, 2014. As of January 31, 2014, we had total assets of $23,107 and total liabilities of $1,100. Since our Inception to January 31, 2014, we have accumulated a deficit of $58,893. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended January 31, 2014 Compared with the six months ended January 31, 2013

Revenue

We have recognized no revenue since inception (August 6, 2012) to January 31, 2014 as we are a development stage company.

Operating Expenses

Operating expenses increased $60,108 to $63,149 during the year ended January 31, 2014 compared to $3,041 from inception (August 6, 2012) to January 31, 2013. The increase in expense is due to the initiation the Company's strategic plan to become a vertically integrated marketing firm, including costs to establish an internet presence and the purchase of resalable data.

Other Income (Expense)

Other income increased $7,297 primarily due to the forgiveness of a loan due to our former President, Ms. Padaletc.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of January 31, 2014 our current assets were $23,107 and were comprised of $5,285 in cash and $17,822 in prepaid expenses. We have not recognized any revenue. Due to the “start-up” nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the year period ended January 31, 2014, net cash flows used in operating activities was $79,871, compared to $3,041 for the period from Inception (August 6, 2012) to January 31, 2013. The increase was due to the initiation the Company's strategic plan to become a vertically integrated marketing firm.

Cash Flows from Financing Activities

We have not generated or used any cash flows from investing activities from Inception (August 6, 2012) to January 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year period ended January 31, 2014, we generated net cash flows of $81,083 from the issuance of common stock and loans compared to $7,114 from Inception (August 6, 2012) to January 31, 2013.

Plan of Operation and Funding

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we are seeking additional funding from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. Our ability to continue operations will be dependent upon the successful completion of additional financing and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our business plan. If not, we will likely be required to reduce operations. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note A of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•	we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
•	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

Our most critical accounting estimates include:

•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes.

Below, we discuss this policy further, as well as the estimates and judgments involved.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of January 31, 2014 and 2013	F-2

Statements of Operations for the Year Ended January 31, 2014 and the Six Months Ended January 31, 2013 and for the Period of Inception (August 6, 2012) to January 31, 2014	F-3

Statements of Stockholders’ Deficit for the Period of Inception (August 6, 2012) to January 31, 2014.	F-4

Statements of Cash Flows for the Years Ended January 31, 2014 and the Six Months Ended January 31, 2013	F-5

Notes to Financial Statements	F-6

BEDINGER & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Artec Consulting Corp.

We have audited the accompanying balance sheets of Artec Consulting Corp. (A Development Stage Company) (the “Company”) as of January 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended January 31, 2014 and for the period from August 6, 2012 (Date of Inception) to January 31, 2014. Artec Consulting Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artec Consulting Corp. as of January 31, 2014, and the results of its operations and its cash flows for the year ended January 31, 2014 and for the period from August 6, 2012 (Date of Inception) to January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a significant amount of accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bedinger & Company

Concord, California

May 9, 2014

1200 CONCORD AVENUE, SUITE 250, CONCORD, CA  94520 • (925) 603-0800 • (925) 603-0804 FAX

Members Of The American Institute Of Certified Public Accountants,
The Center For Public Company Audit Firms,
And The California Society Of Certified Public Accountants,
Registered With The Public Company Accounting Oversight Board

Artec Consulting Corp.
(A Development Stage Company)
Balance Sheets

	January 31,
	2014	2013

Assets
Current Assets
Cash	$5,285	$4,073
Prepaid expenses (Note B)	17,822	-
Total current assets	23,107	4,073
Total assets	$23,107	$4,073

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & accrued expenses	$1,100	$-
Shareholder loans	-	114
Total Current Liabilities	1,100	114

Commitments and contingencies

Stockholders' Equity (Note C)
Common stock, $0.001 par value 75,000,000 shares authorized; issued and outstanding 8,245,000 and 7,000,000 at January 31, 2014 and 2013, respectively	8,245	7,000
Additional-paid-in-capital	72,655	-
Accumulated deficit	(58,893)	(3,041)
Total stockholders' equity	22,007	3,959
Total liabilities and stockholders' equity	$23,107	$4,073

(The accompanying notes are an integral part of these financial statements)

Artec Consulting Corp.
(A Development Stage Company)
Statements of Operations
Year Ended January 31, 2014 and the Six Months Ended January 31, 2013 the period from Inception (August 6, 2012) to January 31, 2014

	Year Ended January 31, 2014	Six Months Ended January 31, 2013	For the Period from inception (August 6, 2012) to January 31, 2014

Revenue	$-	$-	$-

Operating expenses
Selling, general and administrative	63,149	3,041	66,190

Loss from operations	(63,149)	(3,041)	(66,190)

Other income (expense)
Gain on debt forgiveness	7,297	-	7,297
Total income (expense)	7,297	-	7,297

Net loss	$(55,852)	$(3,041)	$(58,893)

Net (loss) per common share basic and diluted	$(0.01)	$(0.00)
Weighted average common shares outstanding basic and diluted	7,898,096	3,871,508

(The accompanying notes are an integral part of these financial statements)

Artec Consulting Corp.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From Inception (August 6, 2012) to January 31, 2014

			Additional	Accumulated	Total
	Common Stock		paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance, August 6, 2012 (Inception)	-	$-	$-	$-	$-

Proceeds from sale of common stock	7,000,000	7,000	-	-	7,000
Net Income (Loss)	-	-	-	(3,041)	(3,041)
Balance, January 31, 2013	7,000,000	7,000	-	(3,041)	3,959

Proceeds from sale of common stock	1,245,000	1,245	72,655	-	73,900
Net Income (Loss)	-	-	-	(55,852)	(55,852)
Balance, January 31, 2014	8,245,000	$8,245	$72,655	$(58,893)	$22,007

(The accompanying notes are an integral part of these financial statements)

Artec Consulting Corp.
(A Development Stage Company)
Statements of Cash Flows
Year Ended January 31, 2014 and the Six Months Ended January 31, 2013 the period from Inception (August 6, 2012) to January 31, 2014

	Year Ended January 31, 2014	Six Months Ended January 31, 2013	For the Period from inception (August 6, 2012) to January 31, 2014
Cash flows from operating activities
Net loss	$(55,852)	$(3,041)	$(58,893)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Gain on debt forgiveness	(7,297)	-	(7,297)
Changes in operating accounts:
Prepaid expenses	(17,822)	-	(17,822)
Accounts payable and accrued expenses	1,100	-	1,100
Net cash used in operating activities	(79,871)	(3,041)	(82,912)

Cash flows from investing activities
Acquisition of furniture and equipment	-	-	-
Net cash provided (used) by investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of common stock	73,900	7,000	80,900
Proceeds from shareholder loans	8,500	114	8,614
Repayment of shareholder loans	(1,317)		(1,317)
Net cash provided by financing activities	81,083	7,114	88,197

Increase (decrease) in cash	1,212	4,073	5,285
Cash and cash equivalents at beginning of period	4,073	-	-
Cash and cash equivalents at end of period	$5,285	$4,073	$5,285

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

ARTEC CONSULTING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED JANUARY 31, 2014 AND THE SIX MONTHS ENDED JANUARY 31, 2013

NOTE A - Organization, Going Concern and Summary of Significant Accounting Policies

Organization

Artec Consulting Corp. was incorporated under the laws of the State of Nevada on August 6, 2012 (“Inception”). Originally intending to commence operations in the business of distributing crystal white glass floor tile, beginning in January 2013, the Company changed its focus to providing online marketing and reporting solutions to companies. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”

Going Concern

The Company is a development stage company and has not generated any revenue since inception. The Company has an accumulated deficit of $58,893 as of January 31, 2014, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the year ended January 31, 2014, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated revenues from its operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing.

October 25, 2012, the Company received $7,000 from an equity financing through the sale of its common stock. In April and May 2013, the Company received $23,900 from an equity financing through the sale of its common stock. In January 2014, the Company received $50,000 from an equity financing through the sale of its common stock. As of January 31, 2014, the Company had cash and cash equivalents of $5,285. Subsequent to the Company’s fiscal year end, in March 2014, the Company received proceeds of $64,000 from an equity financing through the sale of its common stock. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

Summary of Significant Accounting Policies

Accounting Estimates

The preparation of the Company’s financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Revenue Recognition

We generate revenue by providing marketing and advertising solutions for our clients through direct sales, our online marketing platform and consultation. Clients primarily pay us for leads that they can convert into customers. Typically, leads are routed through a call center or other offline customer acquisition process. Online leads are usually generated as clicks from websites or email. Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable.

Advertising costs

Advertising costs to promote the Company's products and services are expensed in the period incurred. From inception on August 6, 2012 through January 31, 2014, the Company incurred $0 in advertising costs.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. The Company has amounts deposited with financial institutions in excess of federally insured limits.

Fair Value Measurement

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of our notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions, if any, taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan, nor has the Company issued any stock-based payments.

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its financial statements.

NOTE B - Prepaid Expenses

Prepaid expenses consists primarily of prepayments to develop our web property, www.artecmedia.com and for the purchase of certain proprietary data sets which the Company resells in the course of operations.

NOTE C - Stockholder's Equity

During the year ended January 31, 2014, the Company 1) issued 1,195,000 shares of its common stock at $0.02 per share for total proceeds of $23,900 and 2) issued 50,000 shares of common stock for $1.00 per share for total proceeds of $50,000

From inception on August 6, 2012 through January 31, 2013, the Company issued 7,000,000 shares of its common stock at $0.001 per share for total proceeds of $7,000.

NOTE D - Income Taxes

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows:

	January 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$58,893	$3,041
Statutory tax rate	34%	34%
Gross deferred tax assets	20,024	1,034
Valuation allowance	(20,024)	(1,034)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of January 31, 2014 and 2013 was $20,024 and $1,034, respectively. The net change in the total valuation allowance for the year ended January 31, 2014 was an increase of $18,990. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company's U.S. federal net operating loss carry forward ("NOL") will expire in years 2033 through 2034. Utilization of the NOL is subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, private placements and debt conversions. Subsequent significant equity changes, could further limit the utilization of the NOL. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the NOL will be reduced with a reduction in the valuation allowance of a like amount.

The Company has adopted the accounting guidance related to uncertain tax positions, and has evaluated its tax positions and believes that all of the positions taken by The Company in its federal and state exempt organization tax returns are more likely than not to be sustained upon examination. The Company returns for years ended January 31, 2014 and 2013 are subject to examination by federal and state taxing authorities generally for three years after they are filed.

As of January 31, 2014 and 2013, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

NOTE E - Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Since Inception (August 6, 2012) through October 31, 2013, Elizaveta Padaletc, former Director and President, had loaned the Company $8,614 to pay for operating expenses. The loan is non-interest bearing, due upon demand and unsecured. In December, 2013, the Company and Ms. Padaletc executed a Loan Cancellation and General Release agreement whereby, in exchange for $1.00, Ms. Padaletc released the Company from its prior obligation to repay $8,614. The Company recognized the release on our Statement of Operations as Gain on debt forgiveness.

CW Web Designs, wholly owned by Caleb Wickman, President, provides data management and client-marketing program development services to the Company. During the year ended January 31, 2014, the Company paid CW Web Designs $17,500.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE F - Subsequent Events

From February, 2014 through the date of this report, the company issued 64,000 shares of its common stock at $1.00 per share for total proceeds of $64,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 20, 2013, the client-auditor relationship between Artec Consulting Corp. and Ronald Chadwick, P.C. was terminated. Effective November 21, 2013, the Company engaged Cutler & Co., LLC Company as its principal independent public accountant. Effective April 21, 2014, the client-auditor relationship between Artec Consulting Corp. and Cutler & Co., LLC was terminated. Effective April 21, 2014, the Company engaged Bedinger and Company as its principal independent public accountant to audit the Company's financial statements for the year ending January 31, 2013. The decision to change accountants was recommended and approved by the Company's Board of Directors.

See our 8-K filed on November 22, 2013 pursuant to item 4.01; Changes in Registrant’s Certifying Accountant, and 8-K filed on April 22, 2014 pursuant to Item 4.01; Changes in Registrant’s Certifying Accountant.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of January 31, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective.

Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases. As a result, there is limited segregation of duties amongst the employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers as of May 2, 2014.

Name	Age	Current Position With Us	Director or Officer Since
Caleb Wickman	36	Chairman, President, Treasurer and Secretary	December 20, 2013

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Mr. Caleb Wickman –Chairman, President, Treasurer and Secretary

Chairman, President, CEO and CFO. Mr. Wickman brings tremendous experience in network marketing to the Company. Prior to Artec, Mr. Wickman founded and operated CW Web Designs for more than a decade. In addition, Mr. Wickman served as COO of American Satellite, Inc., a top retailer for Dish Network and DirecTV from 2007 to 2010. At that post, Mr. Wickman led the effort to drive more than $20M in annual revenue where he was responsible for management of more than 400 employees. From 2003 through 2007, he served as President of Real World Media, LLC, a web marketing and media firm serving more than 1,000 affiliate customers, generating $12M in annual revenue at the time of his exit. Mr. Wickman attended San Diego State University.

We currently do not have an employment agreement with any of our officers or directors.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation SK.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.artecinc.net

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board has determined that the Company has no “independent directors” as defined under the standards of independence of the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have two executive officers one of which is also the Chairman and sole director. Our Board has reviewed the Company’s current Board leadership structure. In light of the Company’s size, nature of the Company’s business, regulatory framework under which the Company operates, stockholder base, the Company’s peer group and other relevant factors, the Company has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our current structure should be modified based on what the Board believes is best for the Company and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board of Directors hall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Caleb Wickman, 5536 S. Ft. Apache #102, Las Vegas, NV 89148, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Artec Consulting Corp., Attention: Caleb Wickman, 5536 S. Ft. Apache #102, Las Vegas, NV 89148. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer during the fiscal year ended January 31, 2014 and the period from inception (August 6, 2012) to January 31, 2013:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended January 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation($)	Total ($)
Caleb Wickman (1),	2014	-	-	-	-	-
Director, President, Treasurer and Secretary	2013	-	-	-	-	-

Elizaveta Padaletc, Former President,	2014	-	-	-	-	-
Secretary and Treasurer	2013	-	-	-	-	-

(1) Mr. Wickman became the Company's sole Director, President, Treasurer and Secretary on December 20, 2013. There are no current employment agreements between the Company and Mr. Wickman.

(2) Ms. Padaletc resigned as the sole Director and sole officer on December 20, 2013.

Outstanding Equity Awards at Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

No compensation has been paid to date by the Company to any non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of May 2, 2014 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Caleb Wickman	7,000,000	84.2%

5% shareholders
None	-	-
_________
* less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock and except as indicated the address of each beneficial owner is 5536 S. Ft Apache # 102, Las Vegas, NV 89148.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 8,309,000 shares of Common Stock issued and outstanding on a fully diluted basis as of May 2, 2014. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics requires actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving the Company or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. the Company is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•
any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

•	compensation to executive officers determined by the Board;
•	compensation to directors determined by the Board;
•	transactions in which all security holders receive proportional benefits; and
•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

During the year ended January 31, 2014, Caleb Wickman, President, purchased from Elizaveta Padaletc, former President, 7,000,000 shares of restricted common stock in exchange for $300.

For related party transactions that do not exceed $120,000 please see the notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Bedinger & Company (“Bedinger”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended January 31, 2014. Our former auditor, Cutler & Co., LLC (“Cutler”), was appointed on November 21, 2013. From the date of appointment through April 21, 2014, Cutler did not perform audit procedures, but did review our quarterly report dated October 31, 2013. Prior to Cutler, Ronald Chadwick, P.C. (“Ronald Chadwick”), audited our financial statements for the year ended January 31, 2013 and resigned on November 20, 2013. To the knowledge of management, none of the firms nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to our auditors, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our auditors during the years ended January 31, 2014 and 2013:

	Year Ended
	January 31,
	2014	2013
Audit fees	$6,000	$-
Audit-related fees	-	-
Tax fees	500	-
Total fees	$6,500	$-

Audit Fees

Audit fees for the year ended January 31, 2014 and six months ended January 31, 2013, totaled $6,000 and $0, respectively and consist of the aggregate fees billed by our auditors for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended January 31, 2014 and the six months ended January 31, 2013.

Audit-Related Fees

The Company did not pay any audit-related fees for the years ended January 31, 2014 and the six months ended January 31, 2013.

Tax Fees

Tax fees for the years ended January 31, 2014 and the six months ended January 31, 2013 totaled $500 and $0 and consists of the aggregate fees billed by Ronald Chadwick for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by the Company's auditors for the years ended January 31, 2014 and the six months ended January 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of January 31, 2014 and 2013
•	Statements of Operations for the years ended January 31, 2014 and the six months ended January 31, 2013
•	Statements of Stockholders’ Deficit For the period from Inception (August 6, 2012) to January 31, 2013
•	Statements of Cash Flows for the years ended January 31, 2014 and the six months ended January 31, 2013
•	Notes to Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEC CONSULTING CORP.
(Registrant)

May 13, 2014	By:	/s/ Caleb Wickman
Caleb Wickman
Chairman of the Board, President, Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Caleb Wickman	Chairman of the Board, President,	May 13, 2014
Caleb Wickman	Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principle Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to our registration statement on Form S-1, filed on February 18, 2013)

3.2	By Laws. (Incorporated by reference to our registration statement on Form S-1, filed on February 18, 2013)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.