Form 10-Q
period 2014-04-30
ARTEC CONSULTING CORP.
filed 2014-06-12
CIK 1561865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-186732

ARTEC CONSULTING CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0381772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5536 S. Ft. Apache #102
Las Vegas, NV	89148
(Address of principal executive offices)	(Zip Code)

(760) 814-9567
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,420,548 shares of common stock, par value $0.001, were outstanding on June 11, 2014.

ARTEC CONSULTING CORP.
FORM 10-Q

For the Quarterly Period Ended April 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Artec Consulting Corp.
Balance Sheets

	April 30,	January 31,
	2014	2014
	(Unaudited)
Assets
Current Assets
Cash	$7,264	$5,285
Accounts receivable (Note B)	4,937	-
Prepaid expenses	-	17,822
Total current assets	12,201	23,107
Total assets	$12,201	$23,107

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & accrued expenses	$16,755	$1,100
Total Current Liabilities	16,755	1,100

Commitments and contingencies

Stockholders' Equity (Deficit) (Note C)
Common stock, $0.001 par value 75,000,000 shares authorized; issued and outstanding 8,370,548 and 7,000,000 at April 30, 2014 and 2013, respectively	8,371	8,245
Additional-paid-in-capital	198,077	72,655
Accumulated deficit	(211,002)	(58,893)
Total stockholders' equity (deficit)	(4,554)	22,007
Total liabilities and stockholders' equity (deficit)	$12,201	$23,107

(The accompanying notes are an integral part of these financial statements)

Artec Consulting Corp.
Statements of Operations (Unaudited)
Three Months Ended April 30, 2014 and 2013

	Three Months Ended April 30,
	2014	2013

Revenue	$18,668	$-
Cost of sales	15,583	-
Gross profit	3,085	-

Operating expenses
Selling, general and administrative	155,194	3,412

Loss from operations	(152,109)	(3,412)

Other income (expense)
Gain on debt forgiveness	-	-
Total income (expense)	-	-

Net loss	$(152,109)	$(3,412)

Net (loss) per common share basic and diluted	$(0.02)	$(0.00)
Weighted average common shares outstanding basic and diluted	8,290,205	7,055,225

(The accompanying notes are an integral part of these financial statements)

Artec Consulting Corp.
Statement of Stockholders' Equity (Deficit)
For the Three Months Ended April 30, 2014 and the Year Ended January 31, 2014

			Additional	Accumulated	Total
	Common Stock		paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, January 31, 2013	7,000,000	7,000	-	(3,041)	3,959

Proceeds from sale of common stock	1,245,000	1,245	72,655	-	73,900
Net Income (Loss)	-	-	-	(55,852)	(55,852)
Balance, January 31, 2014	8,245,000	$8,245	$72,655	$(58,893)	$22,007

Proceeds from sale of common stock	125,548	126	125,422	-	125,548
Net Income (Loss)	-	-	-	(152,109)	(152,109)
Balance, April 30, 2014 (Unaudited)	8,370,548	$8,371	$198,077	$(211,002)	$(4,554)

(The accompanying notes are an integral part of these financial statements)

Artec Consulting Corp.
Statements of Cash Flows (Unaudited)
For the Three Months Ended April 30, 2014 and 2013

	Three Months Ended April 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(152,109)	$(3,412)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Gain on debt forgiveness	-	-
Changes in operating accounts:
Accounts receivable	(4,937)	-
Prepaid expenses	17,822	-
Accounts payable and accrued expenses	15,655	-
Net cash used in operating activities	(123,569)	(3,412)

Cash flows from financing activities
Proceeds from sale of common stock	125,548	8,700
Proceeds from shareholder loans	-	-
Repayment of shareholder loans	-	-
Net cash provided by financing activities	125,548	8,700

Increase (decrease) in cash	1,979	5,288
Cash and cash equivalents at beginning of period	5,285	4,073
Cash and cash equivalents at end of period	$7,264	$9,361

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

(The accompanying notes are an integral part of these financial statements)

ARTEC CONSULTING CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE A – Basis of Presentation, Organization and Going Concern

Basis of Presentation

The unaudited financial statements of Artec Consulting Corp. as of April 30, 2014, and for the three months ended April 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 2014, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Artec Consulting Corp. (the “Company,” “we,” “us,” “our”) was incorporated under the laws of the State of Nevada on August 6, 2012 (“Inception”). Originally intending to commence operations in the business of distributing crystal white glass floor tile. The Company was in the development stage until January 2013 when the Company changed its focus to providing online marketing and reporting solutions to companies and began generating revenue. Thus, beginning in the quarter ending April 30, 2014, the Company left the development stage.

Going Concern

The Company has not generated net income since inception. The Company has an accumulated deficit of $211,002 as of April 30, 2014, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the year ended January 31, 2014, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated net income from its operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing and increase revenue.

October 25, 2012, the Company received $7,000 from an equity financing through the sale of its common stock. In April and May 2013, the Company received $23,900 from an equity financing through the sale of its common stock. In January 2014, in accordance with its Private Placement Memorandum, the Company received $50,000 from an equity financing through the sale of its common stock. In March and April 2014, the Company received $125,548 from equity financings through the sale of its common stock. As of April 30, 2014, the Company had cash and cash equivalents of $7,264. Subsequent to the Company’s fiscal Quarter end, in May 2014, the Company received proceeds of $50,000 from an equity financing through the sale of its common stock. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

NOTE B – Accounts Receivable

Revenue is generated from affiliate marketing whereby the Company markets other companies products through our online portal http://artecmedia.com and other 3rd party portals. We have primarily used our own in-house email transmission software and a few affiliates to drive sales to multiple companies. The two revenue options the Company has promoted are pay-per-lead and pay-per-sale. Revenue from the pay-per-lead option ranges from $4 to $6 per verified lead and the pay-per-sale option revenue ranges from $80-$120. Customer payment terms range from net 7 to net 30 days.

Additionally, the Company generates revenue through the sale of data used by companies in the targeted marketing of their products and services via direct mail. Payment for our data is either upfront or via a revenue sharing arrangement whereby the Company is paid monthly based on the customers acquired through the direct mail process.

NOTE C – Stockholder's Equity

During the three months ended April 30, 2014, the Company issued 125,548 shares of common stock for $1.00 per share for total proceeds of $125,548.

During the year ended January 31, 2014, the Company 1) issued 1,195,000 shares of common stock at $0.02 per share for total proceeds of $23,900 and 2) issued 50,000 shares of common stock for $1.00 per share, in accordance with its January 2014 Private Placement Memorandum, for total proceeds of $50,000

NOTE D – Related Party Transactions

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

CW Web Designs, wholly owned by Caleb Wickman, President, provides data management and client-marketing program development services to the Company. During the three months ended April 30, 2014, the Company paid CW Web Designs $10,000.

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

NOTE E – Subsequent Events

On May 22, 2014, the Company issued 50,000 shares at $1.00 per share for total proceeds of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Overview

We offer a comprehensive suite of online marketing and reporting solutions, including lead gen (prospect email, performance display, mobile marketing), performance media (PPC, SEO, social media, retargeting) and affiliate marketing, as well as other related web services and consultation. We generate revenue by delivering measurable marketing results to clients.

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

Our competitors include:

•
Internet Marketing Providers. We compete with large Internet marketing providers such as Google, Yahoo! and Microsoft. These providers typically offer their products and services through disparate, online-only, self-service platforms. We compete with these companies on the basis of our product offerings and our publisher-agnostic services to our clients. Although we compete against the self-service offerings of these large providers, we also have business relationships with them. We also believe that we provide a valuable service to these companies by connecting them to a large number of clients, which are generally disinclined to purchase online advertising via self-service platforms

•
Traditional, Offline Media Companies. We compete with traditional yellow page and newspaper companies with large, direct sales forces. While these traditional media companies have made investments to address the migration of advertising expenditures away from their existing print products, we believe that they face the prospect of cannibalizing their existing higher margin products that they own and the challenge of re-training and restructuring their sales forces, most of whom have only sold print products and many of whom still receive the majority of their income from selling those products. We compete with these companies on the basis of the strength and breadth of our technology platform and product offering and our focus exclusively on Internet advertising.

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

Results of Operations

As of April 30, 2014, we had total assets of $12,201 and total liabilities of $16,755. Since our Inception to April 30, 2014, we have accumulated a deficit of $211,002. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended April 30, 2014 Compared with the Three Months Ended April 30, 2013

Revenue and Gross Profit

Revenue is generated from affiliate marketing whereby the Company markets other companies products through our online portal http://artecmedia.com and other 3rd party portals. Additionally, the Company generates revenue through the sale of data used by companies in the targeted marketing of their products and services via direct mail. During the three months ended April 30, 2014, the Company generated $18,668 of revenue compared to no revenue in the prior year. The increase is due to the Company beginning operations as a vertically integrated marketing firm.

Cost of sales consists of data purchased for resale and was $15,583 during the three months ended April 30, 2014 resulting in gross profit of $3,085.

Operating Expenses

Operating expenses increased $151,782 to $155,194 during the three months ended April 30, 2014 compared to $3,412 during the three months ended April 30, 2013. The increase in expense is due to the initiation the Company's strategic plan to become a vertically integrated marketing firm, including costs to establish an internet presence and the purchase of resalable data.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of April 30, 2014 our current assets were $12,201 and were comprised of $7,264 in cash and $4,937 in accounts receivable. We have not recognized any significant revenue. Due to the “start-up” nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the three months ended April 30, 2014, net cash flows used in operating activities was $123,569, compared to $3,412 for the three months ended April 30, 2013. From Inception (August 6, 2012) to April 30, 2014 net cash used in operating activities was $206,481. The increase is due to the initiation the Company's strategic plan to become a vertically integrated marketing firm.

Cash Flows from Financing Activities

We have not generated or used any cash flows from investing activities from Inception (August 6, 2012) to April 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and debt instruments. For the three months ended April 30, 2014, we generated net cash flows of $125,548 from the issuance of common stock compared to $8,700 for the three months ended April 30, 2013. From Inception (August 6, 2012) to April 30, 2014 net cash provided by financing activities was $213,745.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Treasurer concluded that as of April 30, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2014, the Company issued 125,548 shares of common stock for $1.00 per share for total proceeds of $125,548.

The Note and common stock issuances were issued in reliance upon exemptions from registration pursuant to, among others, Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
* Filed herewith

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artec Consulting Corp. (Registrant)

Date: June 12, 2014	By:	/s/ Caleb Wickman
Caleb Wickman
Chairman, President and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)