Form 10-Q
period 2014-07-31
ARTEC CONSULTING CORP.
filed 2014-09-11
CIK 1561865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,665,255 shares of common stock, par value $0.001, were outstanding on September 8, 2014.

ARTEC CONSULTING CORP.

FORM 10-Q

For the Quarterly Period Ended July 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Artec Consulting Corp.
Balance Sheets

	July 31,	January 31,
	2014	2014
	(Unaudited)
Assets
Current Assets
Cash	$78,547	$5,285
Accounts receivable (Note B)	27,347	-
Prepaid expenses	-	17,822
Total current assets	105,894	23,107
Total assets	$105,894	$23,107

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & accrued expenses	$33,558	$1,100
Total Current Liabilities	33,558	1,100

Commitments and contingencies

Stockholders' Equity (Note C)
Common stock, $0.001 par value 75,000,000 shares authorized; issued and outstanding 8,665,255 and 8,245,000 at July 31, 2014 and January 31, 2014, respectively	8,665	8,245
Additional-paid-in-capital	492,490	72,655
Accumulated deficit	(428,819)	(58,893)
Total stockholders' equity	72,336	22,007
Total liabilities and stockholders' equity	$105,894	$23,107

(The accompanying notes are an integral part of these financial statements)

Artec Consulting Corp.
Statements of Operations (Unaudited)
Three and Six Months Ended July 31, 2014 and 2013

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

Revenue	$64,670	$-	$83,338	$-
Cost of sales	48,638	-	64,221	-
Gross profit	16,032	-	19,117	-

Operating expenses
Selling, general and administrative	233,849	8,963	389,043	12,374

Loss from operations	(217,817)	(8,963)	(369,926)	(12,374)
Net loss	$(217,817)	$(8,963)	$(369,926)	$(12,374)

Net (loss) per common share basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.00)
Weighted average common shares outstanding - basic	8,290,205	8,031,739	8,290,205	7,551,575

(The accompanying notes are an integral part of these financial statements)

Artec Consulting Corp.
Statement of Stockholders' Equity
For the Six Months Ended July 31, 2014 and the Year Ended January 31, 2014

			Additional	Accumulated	Total
	Common Stock		paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 31, 2013	7,000,000	7,000	-	(3,041)	3,959

Proceeds from sale of common stock	1,245,000	1,245	72,655	-	73,900
Net loss	-	-	-	(55,852)	(55,852)
Balance, January 31, 2014	8,245,000	$8,245	$72,655	$(58,893)	$22,007

Common stock issued for services	100,000	100	99,900		100,000
Proceeds from sale of common stock	320,255	320	319,935	-	320,255
Net loss	-	-	-	(369,926)	(369,926)
Balance, July 31, 2014 (Unaudited)	8,665,255	$8,665	$492,490	$(428,819)	$72,336

(The accompanying notes are an integral part of these financial statements)

Artec Consulting Corp.
Statements of Cash Flows (Unaudited)
Six Months Ended July 31, 2014 and 2013

	Six Months Ended
	July 31,
	2014	2013

Cash flows from operating activities
Net loss	$(369,926)	$(12,374)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Common stock issued for services	100,000	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(27,347)	-
Decrease (increase) in prepaid expenses	17,822	(6,822)
Increase (decrease) in accounts payable and accrued expenses	32,458	1,198
Net cash used in operating activities	(246,993)	(17,998)

Cash flows from financing activities
Proceeds from sale of common stock	320,255	23,900
Net cash provided by financing activities	320,255	23,900

Increase in cash	73,262	5,902
Cash and cash equivalents at beginning of period	5,285	4,073
Cash and cash equivalents at end of period	$78,547	$9,975

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Value of common stock issued for services	$100,000	$-

(The accompanying notes are an integral part of these financial statements)

ARTEC CONSULTING CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A - Basis of Presentation, Organization, Going Concern and Concentrations of Credit Risk

Basis of Presentation

The unaudited financial statements of Artec Consulting Corp. as of July 31, 2014, and for the three and six months ended July 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 2014, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The Company has not generated net income since inception. The Company has an accumulated deficit of $428,819 as of July 31, 2014, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As of July 31, 2014, the Company had cash and cash equivalents of $78,547. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

Concentrations of credit risk

At July 31, 2014, three customers accounted for 84% (45%, 25% and 14%) of accounts receivable. At January 31, 2014, he Company had no outstanding accounts receivable.

During the three months ended July 31, 2014, two customers accounted for 81% (41% and 40%) of sales. During the six months ended July 31, 2014, four customers accounted for 89% (32%, 31%, 15% and 11%) of sales.

NOTE B - Accounts Receivable

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

NOTE C - Stockholder's Equity

During the six months ended July 31, 2014, the Company issued 320,255 shares of common stock for $1.00 per share for total proceeds of $320,255. The Company also issued 100,000 shares of restricted common stock in exchange for services valued at $1.00 per share. The Company valued the restricted shares based on current price of our common stock realized from private party sales as this more closely reflects the fair value of the issuance rather than the market price of our thinly traded common stock.

During the year ended January 31, 2014, the Company 1) issued 1,195,000 shares of common stock at $0.02 per share for total proceeds of $23,900 and 2) issued 50,000 shares of common stock for $1.00 per share, in accordance with its January 2014 Private Placement Memorandum, for total proceeds of $50,000

NOTE D - Related Party Transactions

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

CW Web Designs, wholly owned by Caleb Wickman, President, provides data management and client-marketing program development services to the Company. During the three and six months ended July 31, 2014, the Company paid CW Web Designs $3,500 and $13,500, respectively. In addition, Mr. Wickman received $28,000 and $54,095 as compensation during the three and six months ended July, 31, 2014, respectively.

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

NOTE E - Subsequent Events

On August 1, 2014, the Company received $50,000 in exchange for 50,000 shares of restricted common stock.

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

Results of Operations

As of July 31, 2014, we had total assets of $105,894 and total liabilities of $33,558. Since our Inception to July 31, 2014, we have accumulated a deficit of $428,819 of which $100,000 relates to stock based compensation. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Six Months Ended July 31, 2014 Compared with the Three and Six Months Ended July 31, 2013

Revenue and Gross Profit

Revenue is generated from affiliate marketing whereby the Company markets other companies products through our online portal http://artecmedia.com and other 3rd party portals. Additionally, the Company generates revenue through the sale of data used by companies in the targeted marketing of their products and services via direct mail. During the three and six months ended July 31, 2014, the Company generated $64,670 and $83,338, respectively, of revenue compared to no revenue in the prior year. The increase is due to the Company beginning operations as a vertically integrated marketing firm.

Cost of sales consists of data purchased for resale and was $48,638 and $64,221 during the three and six months ended July 31, 2014, respectively, resulting in gross profit of $16,032 and $19,117, respectively.

Operating Expenses

Operating expenses increased $224,886 to $233,849 during the three months ended July 31, 2014 compared to $8,963 during the three months ended July 31, 2013. Operating expenses increased $376,669 to $389,043 during the six months ended July 31, 2014 compared to $12,374 during the six months ended July 31, 2013. The increase in expense is due to the initiation the Company's strategic plan to become a vertically integrated marketing firm, including costs to establish an internet presence and the purchase of resalable data. Additionally, the Company recorded $100,000 of compensation expense during the three and nine months ended July 31, 2014 related to the issuance of 100,000 shares of restricted common stock in exchange for services.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of July 31, 2014 our current assets were $105,894 and were comprised of $78,547 in cash and $27,347 in accounts receivable. We are only now beginning to have any significant revenue. Due to the “start-up” nature of our business, we expect to continue to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the six months ended July 31, 2014, net cash flows used in operating activities was $246,993, compared to $17,998 for the six months ended July 31, 2013. The increase is due to the initiation the Company's strategic plan to become a vertically integrated marketing firm.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity instruments. For the six months ended July 31, 2014, we generated net cash flows from financing activities of $320,255 from the issuance of common stock compared to $23,900 for the six months ended July 31, 2013.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Treasurer concluded that as of July 31, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2014, the Company issued 194,707 shares of common stock for $1.00 per share for total proceeds of $194,707.

The Note and common stock issuances were issued in reliance upon exemptions from registration pursuant to, among others, Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1 *

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

*	Filed herewith

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

Artec Consulting Corp.
(Registrant)

September 11, 2014	By:	/s/ Caleb Wickman
Caleb Wickman
Chairman, President and Treasurer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

