Form 10-Q
period 2014-10-31
ARTEC CONSULTING CORP.
filed 2014-12-16
CIK 1561865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-186732

ARTEC GLOBAL MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0381772
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 E William St Suite 204 Carson City, NV 89701	89701
(Address of principal executive offices)	(Zip Code)

(844) 505-2285

(Registrant’s telephone number, including area code)

Artec Consulting Corp.

5536 S. Ft. Apache #102

Las Vegas, NV 89148

(Former Name or Former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,250,255 shares of common stock, par value $0.001, were outstanding on December 15, 2014. The registrant’s common stock is listed under the symbol “ACTL”.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Explanatory Note

Artec Global Media, Inc. is not subject to the filing requirements of section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), and files reports with the SEC voluntarily. Artec Global Media, Inc. has filed all Exchange Act reports for the preceding 12 months.

ARTEC GLOBAL MEDIA, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Artec Global Media, Inc.
Balance Sheets

	October 31,	January 31,
	2014	2014
	(Unaudited)
Assets
Current Assets
Cash	$4,426	$5,285
Accounts receivable	1,405	-
Prepaid expenses	-	17,822
Total current assets	5,831	23,107
Total assets	$5,831	$23,107

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & accrued expenses	$6,601	$1,100
Shareholder loans	1,388	-
Total Current Liabilities	7,989	1,100

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value 75,000,000 shares authorized; issued and outstanding 9,250,255 and 8,245,000 at October 31, 2014 and January 31, 2014, respectively	9,250	8,245
Additional-paid-in-capital	1,076,905	72,655
Deferred stock compensation	(200,000)	-
Accumulated deficit	(888,313)	(58,893)
Total stockholders' equity	(2,158)	22,007
Total liabilities and stockholders' equity	$5,831	$23,107

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statements of Operations (Unaudited)
Three and Nine Months Ended October 31, 2014 and 2013

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Revenue	$110,876	$-	$194,214	$-
Cost of sales	72,025	-	136,245	-
Gross profit	38,851	-	57,969	-

Operating expenses
Selling, general and administrative	498,344	17,960	887,389	30,334

Loss from operations	(459,493)	(17,960)	(829,420)	(30,334)
Net loss	$(459,493)	$(17,960)	$(829,420)	$(30,334)

Net (loss) per common share basic and diluted	$(0.05)	$(0.00)	$(0.10)	$(0.00)
Weighted average common shares outstanding - basic and diluted	9,115,502	8,195,000	8,612,602	7,768,406

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statement of Stockholders' Equity
For the Nine Months Ended October 31, 2014 and the Year Ended January 31, 2014

			Additional	Deferred	Accumulated	Total
	Common Stock		paid-in	Stock	Earnings	Stockholders'
	Shares	Amount	Capital	Compensation	(Deficit)	Equity (Deficit)
Balance, January 31, 2013	7,000,000	7,000	-	-	(3,041)	3,959

Proceeds from sale of common stock	1,245,000	1,245	72,655	-	-	73,900
Net loss	-	-	-	-	(55,852)	(55,852)
Balance, January 31, 2014	8,245,000	$8,245	$72,655	$-	$(58,893)	$22,007

Common stock issued for services	635,000	635	634,365	(400,000)		235,000
Proceeds from sale of common stock	370,255	370	369,885	-	-	370,255
Amortization of deferred stock compensation	-	-	-	200,000		200,000
Net loss	-	-	-	-	(829,420)	(829,420)
Balance, October 31, 2014 (Unaudited)	9,250,255	$9,250	$1,076,905	$(200,000)	$(888,313)	$(2,158)

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statements of Cash Flows (Unaudited)
Nine Months Ended October 31, 2014 and 2013

	Nine Months Ended
	October 31,
	2014	2013

Cash flows from operating activities
Net loss	$(829,420)	$(30,334)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Common stock issued for services	435,000	-
Changes in operating accounts:
Decrease (increase) in accounts receivable	(1,405)	-
Decrease (increase) in prepaid expenses	17,822	(4,822)
Increase (decrease) in accounts payable and accrued expenses	5,502	312
Net cash used in operating activities	(372,501)	(34,844)

Cash flows from financing activities
Proceeds from sale of common stock	370,255	23,900
Proceeds from shareholder loans	6,250	8,500
Repayment of shareholder loans	(4,863)	-
Net cash provided by financing activities	371,642	32,400

Increase (decrease) in cash	(859)	(2,444)
Cash and cash equivalents at beginning of period	5,285	4,073
Cash and cash equivalents at end of period	$4,426	$1,629

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Value of common stock issued for services	$435,000	$-

(The accompanying notes are an integral part of these financial statements)

ARTEC GLOBAL MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The unaudited financial statements of Artec Global Media, Inc. as of October 31, 2014, and for the three and nine months ended October 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 2014, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

NOTE 1 - Organization, Recent Accounting Pronouncements, Going Concern and Concentrations of Credit Risk

Organization

Artec Global Media, Inc. (the “Company,” “we,” “us,” “our”) was incorporated under the laws of the State of Nevada on August 6, 2012 (“Inception”) originally intending to commence operations in the business of distributing crystal white glass floor tile. The Company was in the development stage until January 2013 when the Company changed its focus to providing online marketing and reporting solutions to companies and began generating revenue. Thus, beginning in the quarter ending April 30, 2014, the Company left the development stage. On June 30, 2014 the Company changed its name from Artec Consulting Corp. to Artec Global Media, Inc. to more accurately align our corporate name with our current business activities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. The Company is in the process of evaluating the effect that ASU 2014-09 will have on its results of operations and financial position.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

Going Concern

The Company has not generated net income since inception. The Company has an accumulated deficit of $888,313 as of October 31, 2014, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As of October 31, 2014, the Company had cash and cash equivalents of $4,426. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

Concentrations of credit risk

At October 31, 2014, one customer accounted for 100% of accounts receivable. At January 31, 2014, he Company had no outstanding accounts receivable.

During the three months ended October 31, 2014, two customers accounted for 77% (65% and 12%) of sales. During the nine months ended October 31, 2014, two customers accounted for 70% (50% and 20%) of sales.

NOTE 2 - Accounts Receivable

Revenue is generated from affiliate marketing whereby the Company markets other companies’ products through our online portal http://artecmedia.com and other 3rd party portals. We have primarily used our own in-house email transmission software and a few affiliates to drive sales to multiple companies. The two revenue options the Company has promoted are pay-per-lead and pay-per-sale. Revenue from the pay-per-lead option ranges from $4 to $6 per verified lead and the pay-per-sale option revenue range is from $80-$120. Customer payment terms range from net 7 to net 30 days.

Additionally, the Company generates revenue through the sale of data used by companies in the targeted marketing of their products and services via direct mail. Payment for our data is either upfront or via a revenue sharing arrangement whereby the Company is paid monthly based on the customers acquired through the direct mail process.

NOTE 3 - Shareholder loans

From time to time, Mr. Wickman, CEO, advances non-interest bearing funds to the Company for general operating use. During the nine months ended October 31, 2014, Mr. Wickman advanced $6,250 and was repaid $4,863.

NOTE 4 - Stockholder's Equity

We do not have an authorized class of preferred stock.

Common Stock

During the nine months ended October 31, 2014, the Company issued 370,255 shares of common stock for $1.00 per share for total proceeds of $370,255. The Company also issued 635,000 shares of restricted common stock in exchange for services valued at $1.00 per share. 400,000 or $400,000 of the stock issued is being amortized ratably over the six month service term resulting in the recognition of $200,000 of stock compensation expense during the three months ended October 31, 2014. The Company valued the restricted shares based on current price of our common stock realized from private party sales as this more closely reflects the fair value of the issuance rather than the market price of our thinly traded common stock.

During the year ended January 31, 2014, the Company 1) issued 1,195,000 shares of common stock at $0.02 per share for total proceeds of $23,900 and 2) issued 50,000 shares of common stock for $1.00 per share, in accordance with its January 2014 Private Placement Memorandum, for total proceeds of $50,000.

NOTE 5 - Related Party Transactions

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

CW Web Designs, wholly owned by Caleb Wickman, President, provides data management and client-marketing program development services to the Company. During the three and nine months ended October 31, 2014, the Company paid CW Web Designs $2,000 and $15,500, respectively. In addition, Mr. Wickman received $25,100 and $79,195 as compensation during the three and nine months ended October 31, 2014, respectively.

Since Inception (August 6, 2012) through October 31, 2013, Elizaveta Padaletc, former Director and President, had loaned the Company $8,614 to pay for operating expenses. The loan was non-interest bearing, due upon demand and unsecured. In December, 2013, the Company and Ms. Padaletc executed a Loan Cancellation and General Release agreement whereby, in exchange for $1.00, Ms. Padaletc released the Company from its prior obligation to repay $8,614. The Company recognized the release on our Statement of Operations as Gain on debt forgiveness.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 6 - Subsequent Events

On October 30, 2014, Artec and LG Capital Funding, LLC (the "Lender") entered into a Securities Purchase Agreement (the "SPA"). Under the SPA, Lender will provide $165,375 in three equal payments of $55,125 and evidenced by a convertible promissory note on each of October 31, 2014, January 29, 2015 and a date to be determined. On October 31, 2014, Artec received $50,000 net of $5,125 of deferred issuance costs and issued a convertible promissory note (the “Note”) in the amount of $55,125. The Note accrues interest of 8% and is convertible into shares of common stock any time 180 days after October 30, 2014, beginning on April 28, 2015 at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall Lender effect a conversion if such conversion results in Lender beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The Note may be prepaid with the following penalties: (i) if the Note is prepaid within 90 days of the issuance date, then 115% of the face amount plus any accrued interest; (ii) if the Note is prepaid within 91 -180 days of the issuance date, then 135% of the face amount plus any accrued interest. The Note may not be prepaid after the 180th day.

On October 30, 2014, Artec and Adar Bays, LLC (the "Lender") entered into a Securities Purchase Agreement (the "SPA"). Under the SPA, Lender will provide $105,000 in two equal payments of $52,500 and evidenced by a convertible promissory note. On October 31, 2014, Artec received $47,500 net of $5,000 of deferred issuance costs and issued a convertible promissory note (the “Note”) in the amount of $52,500. The Note accrues interest of 8% and is convertible into shares of common stock any time 180 days after October 30, 2014, beginning on April 28, 2015 at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall Lender effect a conversion if such conversion results in Lender beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The Note may not be prepaid.

On November 12, 2014, Artec and JMJ Financial (the "Lender") entered into a $250,000 Convertible Promissory Note (the "Note"). Under the Note, Lender will advance various amounts up to $250,000 in in their sole discresion. Each advance matures two years from the date of said advance and carries the following terms: (i) no interest for the first 90 days; (ii) each advance may be repaid within 90 days after which Artec may not make further payments prior to the Maturity Date; (iii) each advance includes a 10% original issue discount. Lender may convert at their discresion any or all of the outstanding principle and interest at any time from the date of each advance into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writingby both parties, at no time will Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. Artec receved $35,000 pursuant to the Note on November 12, 2014.

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

We believe that we are in the early stages of a long-term business opportunity presented by the shift from traditional media formats to digital media formats. Our strategy for pursuing this opportunity includes the following key components:

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

•	Growth of mobile,
•	With the rise in multi-channel retailing, expect a tighter integration of marketing channels. Performance marketing, for example, will be more closely aligned with retargeting and display,
•	Big data solutions that include affiliate program data will enable more targeted, timely ads and offers to be delivered at the right audience at the right time on the right device,
•	Aligned with the way that consumers shop and behave,
•	It’s a proven acquisition channel for new customers and provides a low risk opportunity to try new ideas, and
•	Deal-driven consumers turn to affiliate sites first and frequently, because they believe offers from affiliate sites are better than those presented on a retailer’s website.

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

Results of Operations

As of October 31, 2014, we had total assets of $5,831 and total liabilities of $7,989. Since our Inception to October 31, 2014, we have accumulated a deficit of $888,313 of which $435,000 relates to stock based compensation. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Months Ended October 31, 2014 Compared with the Three and Nine Months Ended October 31, 2013

Revenue and Gross Profit

Revenue is generated from affiliate marketing whereby the Company markets other companies’ products through our online portal http://artecmedia.com and other 3rd party portals. Additionally, the Company generates revenue through the sale of data used by companies in the targeted marketing of their products and services via direct mail. During the three and nine months ended October 31, 2014, the Company generated $110,876 and $194,214, respectively, of revenue compared to no revenue in the prior year. The increase is due to the Company beginning operations as a vertically integrated marketing firm.

Cost of sales consists of data purchased for resale and was $72,025 and $136,245 during the three and nine months ended October 31, 2014, respectively, resulting in gross profit of $38,851 and $57,969, respectively.

Operating Expenses

Operating expenses increased $480,384 to $498,344 during the three months ended October 31, 2014 compared to $17,960 during the three months ended October 31, 2013. Operating expenses increased $857,055 to $887,389 during the nine months ended October 31, 2014 compared to $30,334 during the nine months ended October 31, 2013. The increase in expense is due to the initiation the Company's strategic plan to become a vertically integrated marketing firm, including costs to establish an internet presence and the purchase of resalable data. Additionally, the Company recorded $135,000 and $435,000 of compensation expense during the three and nine months ended October 31, 2014 related to the issuance of 635,000 shares of restricted common stock in exchange for services.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of October 31, 2014 our current assets were $5,831 and were comprised of $4,426 in cash and $1,405 in accounts receivable. We are only now beginning to have any significant revenue. Due to the “start-up” nature of our business, we expect to continue to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We will try to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the nine months ended October 31, 2014, net cash flows used in operating activities was $372,502, compared to $34,844 for the nine months ended October 31, 2013. The increase is due to the initiation the Company's strategic plan to become a vertically integrated marketing firm.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of debt and equity instruments. For the nine months ended October 31, 2014, we generated net cash flows from financing activities of $371,642 primarily from the issuance of common stock compared to $32,400 for the nine months ended October 31, 2013.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective, for the quarter covered by this report, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended October 31, 2014, the Company issued 50,000 shares of common stock for $1.00 per share for total proceeds of $50,000. Additionally, the Company issued 135,000 shares in exchange for services valued at $135,000.

On October 30, 2014, Artec and LG Capital Funding, LLC (the "Lender") entered into a Securities Purchase Agreement (the "SPA"). Under the SPA, Lender will provide $165,375 in three equal payments of $55,125 and evidenced by a convertible promissory note on each of October 31, 2014, January 29, 2015 and a date to be determined. On October 31, 2014, Artec received $50,000 net of $5,125 of deferred issuance costs and issued a convertible promissory note (the “Note”) in the amount of $55,125. The Note accrues interest of 8% and is convertible into shares of common stock any time 180 days after October 30, 2014, beginning on April 28, 2015 at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall Lender effect a conversion if such conversion results in Lender beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The Note may be prepaid with the following penalties: (i) if the Note is prepaid within 90 days of the issuance date, then 115% of the face amount plus any accrued interest; (ii) if the Note is prepaid within 91 -180 days of the issuance date, then 135% of the face amount plus any accrued interest. The Note may not be prepaid after the 180th day.

On October 30, 2014, Artec and Adar Bays, LLC (the "Lender") entered into a Securities Purchase Agreement (the "SPA"). Under the SPA, Lender will provide $105,000 in two equal payments of $52,500 and evidenced by a convertible promissory note. On October 31, 2014, Artec received $47,500 net of $5,000 of deferred issuance costs and issued a convertible promissory note (the “Note”) in the amount of $52,500. The Note accrues interest of 8% and is convertible into shares of common stock any time 180 days after October 30, 2014, beginning on April 28, 2015 at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall Lender effect a conversion if such conversion results in Lender beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The Note may not be prepaid.

On November 12, 2014, Artec and JMJ Financial (the "Lender") entered into a $250,000 Convertible Promissory Note (the "Note"). Under the Note, Lender will advance various amounts up to $250,000 in in their sole discresion. Each advance matures two years from the date of said advance and carries the following terms: (i) no interest for the first 90 days; (ii) each advance may be repaid within 90 days after which Artec may not make further payments prior to the Maturity Date; (iii) each advance includes a 10% original issue discount. Lender may convert at their discresion any or all of the outstanding principle and interest at any time from the date of each advance into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writingby both parties, at no time will Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. Artec receved $35,000 pursuant to the Note on November 12, 2014.

The Note and common stock issuances were issued in reliance upon exemptions from registration pursuant to, among others, Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.

Item 5. Other Information

On August 1, 2014, the Board of Directors of Artec Global Media, Inc. appointed Angus Stone Douglass as Executive Chairman. Mr. Douglass will serve until the next scheduled election of board members and of officers.

Mr. Douglass Currently serves as Chief Executive Officer of Ducks Nest Investments, Inc. Following holding CEO positions at ACE Audiovisual, Steakhouse Partners, Neocork Technologies and RedEnvelope, Mr. Douglass took the helm at Spy Optics, Inc. a California-based developer of action sports eyewear where he added new brands, restructured and relocated manufacturing facilities and supplemented the leadership team with industry experience to take the company forward. With more than 40 years of financial and management experience, Mr. Douglass brings the wherewithal to drive innovation, improve operational efficiencies and engineer financial structures to support sustainable growth.

There is no arrangement or understanding between Mr. Douglass and any other person pursuant to which they were selected to serve the Company, nor does Mr. Douglass have a family relationship with any director, executive officer or person nominated as such of the Company.

Since the beginning of the Company’s last fiscal year, there was no transaction or series of similar transactions, nor is there any currently proposed transaction or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $120,000 and in which Mr. Douglass, or members of their immediate family, had or will have a direct or indirect material interest.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Form of Securities Purchase Agreement between Artec Global Media, Inc. and LG Capital Funding, LLC.

10.2*	Form of $55,125, 8% Convertible Redeemable Note between Artec Global Media, Inc. and LG Capital Funding, LLC.

10.3 *	Form of Securities Purchase Agreement between Artec Global Media, Inc. and Adar Bays , LLC.

10.4*	Form of $52,500, 8% Convertible Redeemable Note between Artec Global Media, Inc. and Adar Bays, LLC.

10.5*	Form of $250,000 Convertible Redeemable Note between Artec Global Media, Inc. and LG Capital Funding, LLC.

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

Artec Global Media, Inc. (Registrant)

December 16, 2014	By:	/s/ Caleb Wickman
Caleb Wickman
President and Treasurer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

