Form 10-K
period 2015-01-31
Artec Global Media, Inc.
filed 2015-05-04
CIK 1561865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on July 31, 2014, as reported on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) was $7,643,520.

As of April 27, 2015 there were 9,310,255 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

ARTEC GLOBAL MEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2015

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

Item 1. Business

Background

Artec Global Media, Inc. (“Artec”, “the Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 6, 2012 (“Inception”). Originally intending to commence operations in the business of distributing crystal white glass floor tile, beginning in January 2013, the Company changed its focus to providing online marketing and reporting solutions to companies. The Company exited the development stage in the fiscal year ended January 31, 2015. From Inception through January 31, 2015, we have incurred an accumulated deficit of $1,377,522.

Business

We offer a comprehensive suite of online marketing and reporting solutions, including lead generation (prospect email, performance display, mobile marketing); performance media (PPC, SEO, social media, retargeting); and affiliate marketing, as well as other related web services and consultation. We plan to generate revenue by delivering measurable marketing results to clients.

Online lead generation is typically generated as clicks from websites or email. Our goal is to engage Internet visitors with targeted media and to connect our marketing clients with their potential clients on line.

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

Additionally, we recently entered the student loan debt consultation business whereby we assist debtors in maximizing the benefits afforded by a myriad of government programs targeted to student loan debt holders.

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

We deliver cost-effective marketing results to our clients, predictable and scalable, most typically in the form of a qualified lead, click or call. These leads, clicks or calls can then convert into a customer or sale for the client at a rate that results in an acceptable marketing cost to them. We get paid by clients primarily when we deliver qualified results as defined in our agreements. Typically, leads are routed through a call center or other offline acquisition process. Online leads are usually generated as clicks from websites. Our marketing services include but are not limited to:

•	Affiliate and performance marketing,

•	Search advertising,

•	Display advertising,

•	Telecommunications,

•	Retargeting,

•	Email marketing,

•	Lead generation,

•	Creative design, and

•	Consulting services.

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

Our student loan debt relief consultation services earn a contracted fee upon the completion of our services. Leads for this service are through two company owned websites, www.NSLRelief.com and www.NSLAlliance.com. Through these websites, prospective clients can request information, receive a free consultation and contact a student loan counselor.

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

•	Growth of mobile,

•	With the rise in multi-channel retailing, expect a tighter integration of marketing channels. Performance marketing, for example, will be more closely aligned with retargeting and display,

•	Big data solutions that include affiliate program data will enable more targeted, timely ads and offers to be delivered at the right audience at the right time on the right device.

•	Aligned with the way that consumers shop and behave,

•	It’s a proven acquisition channel for new customers and provides a low risk opportunity to try new ideas, and

•	Deal-driven consumers turn to affiliate sites first and frequently, because they believe offers from affiliate sites are better than those presented on a retailer’s.

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

Employees

As of January 31, 2015, we have one full-time employee, Caleb Wickman, our President, Treasurer, Secretary and sole Director. The Company utilizes independent contractors as needed.

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

Risk Factors Relating to our Business

General

Investment in Artec Global Media, Inc. is highly speculative, involves a high degree of risk and could result in the loss or part of an investor’s capital contribution. Therefore, prospective investors should not subscribe for Shares unless they can bear such a loss. Moreover, there can be no assurance that Artec Global Media, Inc.’s operating and growth objectives will be achieved and financial results may vary materially from one reporting period to the next. Consequently, an investment in Artec Global Media, Inc. is suitable only for sophisticated investors capable of making an informed independent decision as to the risks involved in an investment in Artec Global Media, Inc. Potential risk factors to consider prior to making an investment in Artec Global Media, Inc. include but are not limited to the factors discussed below.

We are an early stage company in an emerging market with an unproven business model and a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We have only a limited operating history, and our current business and future prospects are difficult to evaluate. While our management has significant experience and a successful history operating online marketing companies, Artec Global Media, Inc. is a new venture which only recently commenced operations in late 2013. We have developed a strategy for taking advantage of what we believe is a shift of local and multi-office marketing budgets from traditional media formats to digital media formats, but we cannot assure you that our strategy will not fail or prove less successful than other approaches. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving online marketing industry. These risks and difficulties include:

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

Potential for indebtedness.

There is no assurance that the Company will not incur additional debt in the future, that it will have sufficient funds to repay its indebtedness or that the Company will not default on its debt, jeopardizing its business viability. Furthermore, the Company may not be able to borrow or raise additional capital in the future to meet the Company’s needs or to otherwise provide the capital necessary to conduct its business.

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

Our sole officer and director owns approximately 75.7% of our outstanding common stock, which may limit the ability of other stockholders, whether acting singly or together, to propose or direct the management or overall direction of the Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of the Company that might otherwise result in stockholders receiving a premium over the market price for their common stock.

As of April 6, 2015, Caleb Wickman, our sole officer and director, beneficially owns or controls approximately 75.7% of our outstanding Common Stock. Mr. Wickman will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control.

Issuance of additional stock would dilute your proportionate ownership and voting rights.

We are entitled under our articles of incorporation to issue up to Seventy Five Million (75,000,000) shares of Common capital stock. After taking into consideration our outstanding Common Stock at April 6, 2015, we will be entitled to issue up to sixty-six million, six hundred and ninety one thousand (65,749,745) shares of common stock. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of standalone grants or under our stock plans. We cannot give you any assurance that we will not issue additional Common Stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Currently, there is a limited public market for our securities, and we cannot assure you that any liquid public market will ever develop and it is likely to be subject to significant price fluctuations.

Currently, there is a limited public market for our stock and a liquid public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) under the symbol “ACTL” on November 18, 2013.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past fiscal year as reported by the OTCQB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended January 31, 2015
First Quarter (February 1, 2014 – April 30, 2014)	$3.75	$3.19
Second Quarter (May 1, 2014 – July 31, 2014)	$4.59	$3.60
Third Quarter (August 1, 2014 – October 31, 2014)	$5.00	$4.20
Fourth Quarter (November 1, 2014 – January 31, 2015)	$4.21	$2.98

Fiscal Year Ended January 31, 2014
Fourth Quarter (November 1, 2013 – January 31, 2014)	$3.40	$2.56

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

Holders

As of April 6, 2015, 9,250,255 shares of common stock are issued and outstanding. There are approximately 15 stockholders of record of our common stock. 940,000 shares of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

All funds received from the sale of our securities were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

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

•

The information contained in any reports or documents required to be filed by Artec Global Media, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the year ended January 31, 2015, we entered into the following securities related transactions:

1.	The Company issued 370,255 shares of common stock for $1.00 per share for total proceeds of $370,255.

2.	The Company issued 635,000 shares of restricted common stock in exchange for services valued at $1.00 per share.

3.

In connection with the January 7, 2015 Securities Purchase Agreement with Typenex Co-Investment, LLC we issued a Stock Purchase Warrant to purchase up to $43,750 divided by the Market Price, as such number may be adjusted from time to time pursuant to the terms of the Typenex Note. (1)

During the year ended January 31, 2014, we entered into the following securities related transactions:

4.	During January 2014, we issued 50,000 shares of common stock for $1.00 per share for total proceeds of $50,000.

5.	During April and May 2013, we issued 1,195,000 shares of common stock for $0.02 per share for total proceeds of $23,900.

(1) See “Note 5 – ”Convertible Promissory Notes” under ITEM 8, Financial Statements, for additional information.

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

Item 7. Management's Discussion and Analysis of Financial condition and results of operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Artec Global Media, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

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

Overview

Artec Global Media, Inc. is a twenty-first century marketing firm dedicated to helping its clients improve the return on their marketing dollars by delivering measurable marketing results in an increasingly digital world. We provide online marketing and reporting solutions, including lead generation, performance media, affiliate marketing and other related web services and consultation. We use world-class technology solutions to create advertising campaigns, optimize those campaigns in real time and track tangible results. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients.

Additionally, we recently entered the student loan debt consultation business whereby we assist debtors in maximizing the benefits afforded by a myriad of government programs targeted to student loan debt holders. Our student loan debt relief consultation services earn a contracted fee upon the completion of our services. Leads for this service are through two company owned websites, www.NSLRelief.com and www.NSLAlliance.com. Through these websites, prospective clients can request information, receive a free consultation and contact a student loan counselor.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet achieved a level of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

As of January 31, 2015, we had negative working capital of $46,255 and cash of $56,745. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We are a start-up company. We did not begin meaningful operations until our first quarter of 2014. As of January 31, 2015, we had total assets of $82,419 and total liabilities of $156,297. Since our Inception to January 31, 2015, we have accumulated a deficit of $1,377,522. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended January 31, 2015 Compared with the year ended January 31, 2014

Revenue

Revenue is generated from advertising and marketing services whereby the Company markets other companies’ products through our online portal http://artecmedia.com and other 3rd party portals. The Company also generates revenue through the sale of data used by companies in the targeted marketing of their products and services via direct mail. Additionally, the Company earns contracted fees from student loan borrowers in exchange for providing services designed to assist the borrower in managing their student loans and enroll in qualifying programs that ease the financial burden. During the year ended January 31, 2015, the Company recognized $280,950 of revenue compared to no revenue in 2013. The increase is due to the Company beginning operations as a vertically integrated marketing firm.

Operating Expenses

Operating expenses increased $1,357,621 to $1,420,770 during the year ended January 31, 2015 compared to $63,149 during the year ended January 31, 2014. The increase in expense is due to the initiation the Company's strategic plan to become a vertically integrated marketing firm, including costs to establish an internet presence and the purchase of resalable data. Included in operating expense for 2015 is $635,000 of non-cash stock compensation expense related to the issuance of restricted common stock in exchange for services.

Other Income (Expense)

During the year ended January 31, 2015, the Company incurred $5,841 of interest expense related to the stated interest contained in our outstanding convertible promissory notes and $24,759 for the amortization of the debt discount resulting from the beneficial conversion feature contained on our convertible promissory notes compared to $7,297 of other income during 2013 due to the forgiveness of a loan due to our former President, Ms. Padaletc.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of January 31, 2015 our current assets were $82,419 and were comprised of $56,745 in cash and $15,674 of accounts receivable. Due to the “start-up” nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the year ended January 31, 2015, net cash flows used in operating activities was $612,682, compared to $79,871 for the year ended January 31, 2014. The increase was due to the initiation the Company's strategic plan to become a vertically integrated marketing firm.

Cash Flows from Financing Activities

For the year ended January 31, 2015, we generated cash flows from financing activities of $664,142 from the issuance of common stock and loans compared to $81,083 for the year ended January 31, 2014. We have financed our operations primarily through the issuance of debt and equity.

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

Item 8. FINANCIAL STATEMENTS

BEDINGER & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Artec Global Media, Inc.

We have audited the accompanying balance sheets of Artec Global Media, Inc. (the “Company”) as of January 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended January 31, 2015 and 2014. Artec Global Media, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artec Global Media, Inc. as of January 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended January 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company

Concord, California

April 30, 2015

1200 Concord Avenue, Suite 250, Concord, CA 94520 · (925) 603-0800 · (925) 603-0804 fax

Members Of The American Institute Of Certified Public Accountants,

The Center For Public Company Audit Firms,

And The California Society Of Certified Public Accountants,

Registered With The Public Company Accounting Oversight Board

Artec Global Media, Inc.

Balance Sheets

	January 31,
	2015	2014
Assets
Current Assets
Cash	$56,745	$5,285
Accounts receivable	15,674	-
Prepaid expenses	10,000	17,822
Total current assets	82,419	23,107
Total assets	$82,419	$23,107

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$36,799	$1,100
Shareholder loans	1,387	-
Interest payable	1,174	-
Convertible notes - net of discount of $73,437 and $0	89,313	-
Total Current Liabilities	128,673	1,100

Long-term Liabilities:
Interest payable	4,667	-
Convertible notes - net of discount of $142,322 and $0	22,956	-
Total long-term liabilities	27,623	-
Total liabilities	156,296	1,100

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value 75,000,000 shares authorized; issued and outstanding 9,250,255 and 8,245,000 at January 31, 2015 and 2014, respectively.	9,250	8,245
Additional-paid-in-capital	1,294,395	72,655
Accumulated deficit	(1,377,522)	(58,893)
Total stockholders' equity (deficit)	(73,877)	22,007
Total liabilities and stockholders' equity (deficit)	$82,419	$23,107

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

Statements of Operations

For the Years Ended January 31, 2015 and 2014

	Years Ended January 31,
	2015	2014

Revenue	$280,950	$-
Cost of sales	148,209	-
Gross profit	132,741	-

Operating expenses
Selling, general and administrative	1,420,770	63,149

Loss from operations	(1,288,029)	(63,149)

Other income (expense)
Interest expense	(5,841)	-
Interest expense - accretion of debt discount	(24,759)	-
Gain on debt forgiveness	-	7,297
Total income (expense)	(30,600)	7,297

Net loss	$(1,318,629)	$(55,852)

Basic Loss per Common Share	$(0.15)	$(0.01)
Weighted average number of common shares outstanding - basic	8,774,081	7,898,096

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

Statement of Stockholders' Equity

For the Years Ended January 31, 2015 and 2014

			Additional paid-in Capital	Deferred Stock Compensation	Accumulated Earnings (Deficit)	Total
	Common Stock					Stockholders'
	Shares	Amount				Equity (Deficit)
Balance, January 31, 2013	7,000,000	$7,000	$-	$-	$(3,041)	$3,959

Proceeds from sale of common stock	1,245,000	1,245	72,655	-	-	73,900
Net loss	-	-	-	-	(55,852)	(55,852)
Balance, January 31, 2014	8,245,000	8,245	72,655	-	(58,893)	22,007

Common stock issued for services	635,000	635	634,365	(400,000)	-	235,000
Proceeds from sale of common stock	370,255	370	369,885	-	-	370,255
Amortization of deferred stock compensation	-	-	-	400,000	-	400,000
Discount on convertible promissory note due to beneficial conversion feature	-	-	188,323	-	-	188,323
Discount on convertible promissory note due to detachable warrants	-	-	29,167	-	-	29,167
Net loss	-	-	-	-	(1,318,629)	(1,318,629)
Balance, January 31, 2015	9,250,255	$9,250	$1,294,395	$-	$(1,377,522)	$(73,877)

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

Statements of Cash Flows

For the Years Ended January 31, 2015 and 2014

	Years Ended January 31,
	2015	2014

Cash flows from operating activities
Net loss	$(1,318,629)	$(55,852)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services	635,000	-
Gain on debt forgiveness	-	(7,297)
Accretion of debt discount	24,759	-
Legal fees paid in connection with convertible notes	12,500	-
Changes in operating accounts:
Decrease (increase) in accounts receivable	(15,674)	-
Decrease (increase) in prepaid expenses	7,822	(17,822)
Increase (decrease) in accounts payable and accrued expenses	41,540	1,100
Net cash used in operating activities	(612,682)	(79,871)

Cash flows from financing activities
Proceeds from sale of common stock	370,255	73,900
Proceeds from convertible promissory notes	292,500	-
Proceeds from shareholder loans	46,750	8,500
Repayment of shareholder loans	(45,363)	(1,317)
Net cash provided by financing activities	664,142	81,083

Increase (decrease) in cash	51,460	1,212
Cash and cash equivalents at beginning of period	5,285	4,073
Cash and cash equivalents at end of period	$56,745	$5,285

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Value of common stock issued for services	$635,000	$-
Debt discount recorded for value of warrants issued	$29,167	$-
Debt discount recorded for beneficial conversion feature	$188,323	$-

(The accompanying notes are an integral part of these financial statements)

ARTEC GLOBAL MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2015 AND 2014

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

Going Concern

The Company has not generated net income since inception. The Company has an accumulated deficit of $1,377,522 as of January 31, 2015, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the year ended January 31, 2015, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated net income from its operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing and increase revenue.

As of January 31, 2015, the Company had cash and cash equivalents of $56,745 and accounts receivable of $15,674. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

Concentrations of credit risk

At January 31, 2015, two customers accounted for 85% (70% and 15%) of accounts receivable. At January 31, 2014, the Company had no outstanding accounts receivable.

During the year ended January 31, 2015, two customers accounted for 62% (35% and 27%) of sales. The Company had no revenue during the year ended January 31, 2014.

NOTE 2 - Summary of Significant Accounting Policies

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

Revenue Recognition

Revenue is generated from advertising and marketing services, the sale of marketing data and from student loan borrower services. Firms engage our advertising solutions whereby the Company markets products through our online portal http://artecmedia.com and other 3rd party portals. Clients pay us for leads that they can convert into customers. Typically, leads are routed through a call center or other offline customer acquisition process. Online leads are usually generated as clicks from websites or email. The two revenue options the Company has promoted are pay-per-lead and pay-per-sale. Revenue from the pay-per-lead option ranges from $4 to $6 per verified lead and the pay-per-sale option revenue range is from $80-$120. Customer payment terms range from net 7 to net 30 days.

The Company generates revenue through the sale of data used by companies in the targeted marketing of their products and services via direct mail. Payment for our data is either upfront or via a revenue sharing arrangement whereby the Company is paid monthly based on the customers acquired through the direct mail process.

The Company also earns contracted fees from student loan borrowers in exchange for providing services designed to assist the borrower in managing their student loans and enroll in qualifying programs that ease their financial burden. The borrower and the Company enter into a contract under which the Company is required to fulfill a specific goal only after which the Company is able to collect its fee. Collection is typically within a few days of the Company meeting its obligation. Through January 31, 2015 the amount of fees collected has been minimal at less than 10% of revenue.

Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable.

Advertising costs

Advertising costs are anticipated to be expensed as incurred. The Company recognized $74,236 and $0 in advertising costs during the years ended January 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. The Company has amounts deposited with financial institutions in excess of federally insured limits.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances. The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.

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

Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

NOTE 3 - Prepaid Expenses

Prepaid expenses consist of prepayments towards future marketing.

NOTE 4 - Shareholder loans

From time to time, Mr. Wickman, CEO, advances non-interest bearing funds to the Company for general operating use. During the Year ended January 31, 2015, Mr. Wickman advanced $46,750 and was repaid $45,363.

NOTE 5 - Convertible Promissory Notes

LG Capital Funding Convertible Notes

On October 30, 2014, Artec and LG Capital Funding, LLC ("LG Capital") entered into a Securities Purchase Agreement (the "LG SPA"). Under the LG SPA, LG Capital will provide $165,375 in three equal payments of $55,125 and evidenced by a convertible promissory note on each of October 31, 2014, January 29, 2015 and a date to be determined. On October 31, 2014, Artec received $50,000 net of $5,125 ($2,500 legal fees and $2,625 OID) and issued a convertible promissory note (the “LG Note 1”) in the amount of $55,125. On January 30, 2015, Artec received $50,000 net of $5,125 ($2,500 legal fees and $2,625 OID) and issued a convertible promissory note (the “LG Note 2”) in the amount of $55,125. The LG Note 1 and LG Note 2 (collectively the “LG Notes”) mature in one year on October 30, 2015 and January 30, 2016, respectively, accrue interest of 8% and are convertible into shares of common stock any time 180 days after the date of each LG Note at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall LG Capital effect a conversion if such conversion results in LG Capital beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the LG Capital pursuant to the conversion terms above. The Note may be prepaid with the following penalties: (i) if the Note is prepaid within 90 days of the issuance date, then 115% of the face amount plus any accrued interest; (ii) if the Note is prepaid within 91 -180 days of the issuance date, then 135% of the face amount plus any accrued interest. The Note may not be prepaid after the 180th day.

The debt discounts attributable to the fair value of the beneficial conversion feature amounted to $29,681 and $30,252 for LG Note 1 and LG Note 2, respectively, and are being accreted over the term of the LG Notes. The Company recognized $1,124 of interest expense related to the LG Notes during the year ended January 31, 2015.

JMJ Financial Convertible Note

On November 12, 2014, Artec and JMJ Financial entered into a $250,000 Convertible Promissory Note (the "JMJ Note"). Under the JMJ Note, JMJ Financial will advance various amounts up to $250,000 in in their sole discresion. Each advance matures two years from the date of advance (the “JMJ Maturity Date”) and carries the following terms: (i) no interest for the first 90 days with a one-time 12% charge on the 90th day outstanding; (ii) each advance may be repaid within 90 days after which Artec may not make further payments prior to the JMJ Note Maturity Date; (iii) each advance includes a 10% original issue discount. JMJ Financial may convert at their discresion any or all of the outstanding principle and interest at any time from the date of each advance into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will JMJ Financial convert any amount of the JMJ Note into common stock that would result in the JMJ Financial owning more than 4.99% of the common stock outstanding. Artec receved $35,000 pursuant to the Note on November 12, 2014.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $25,926 for the JMJ Note and is being accreted over the term of the JMJ Note.

Adar Bays Convertible Note

On October 30, 2014, Artec and Adar Bays, LLC ("Adar") entered into a Securities Purchase Agreement (the "Adar SPA"). Under the Adar SPA, Adar will provide $105,000 in two equal payments of $52,500 and evidenced by a convertible promissory note. On October 31, 2014, Artec received $47,500 net of $5,000 ($2,500 legal fees and $2,500 OID) and issued a convertible promissory note (the “Adar Note”) in the amount of $52,500. The Adar Note accrues interest of 8%, matures on October 31, 2015 and is convertible into shares of common stock any time 180 days after October 30, 2014, beginning on April 28, 2015 at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall Adar effect a conversion if such conversion results in Adar beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of Adar pursuant to the conversion terms above. The Adar Note may not be prepaid.

Additionally, Adar issued to the Company a note for $50,000, bearing interest at the rate of 8% per annum maturing on July 1, 2015 (the “Adar Investor Note”). The Adar Investor Note may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $28,270 for the Adar Note and is being accreted over the term of the Adar Note. The Company recognized $50 of net interest expense related to the Adar Note and Adar Investor Note during the year ended January 31, 2015.

Vista Capital Investments Convertible Note

On December 4, 2014, Artec and Vista Capital Investments, LLC (“Vista”) entered into a Securities Purchase Agreement (the "Vista SPA"), for the sale of a 12% convertible note in the principal amount of $250,000 (which includes a $25,000 original issue discount) (the “Vista Note”) of which Vista funded $35,000 upon closing. Additional consideration, up to the principle amount, is payable to Artec at the discretion of Vista. We have no obligation to pay Vista any amounts on the unfunded portion of the Vista Note. The Vista Note bears a one-time interest charge of 12% on the date consideration is received. All interest and principal must be repaid two years from the date consideration is received. The Vista Note is convertible into common stock, at Vista’s option, at 60% of the lowest trade occurring during the twenty five (25) consecutive trading days immediately preceding the conversion date. In the event the Company elects to prepay all or any portion of the Vista Note within 90 days of the issuance date, the Company is required to pay to Vista an amount in cash equal to 145% multiplied by the sum of all principal, interest and any other amounts owing. Unless otherwise agreed in writing by both parties, at no time will Vista convert any amount of the Vista Note into common stock that would result in the Vista owning more than 4.99% of the common stock outstanding.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $38,889 for the Vista Note and is being accreted over the term of the Vista Note. The Company recognized $4,667 of interest expense related to the Vista Note during the year ended January 31, 2015.

Typenex Financing

On January 7, 2015 (the “Effective Date”) Artec entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $225,000 (which includes Typenex legal expenses in the amount of $5,000 and a $20,000 original issue discount) (the “Typenex Note”) of which Typenex funded $75,000 upon closing. We have no obligation to pay Typenex any amounts on the unfunded portion of the Typenex Note. Additionally, Typenex issued to the Company three notes, aggregating $125,000, bearing interest at the rate of 8% per annum with each note maturing seventeen months from January 7, 2015 (the “Typenex Investor Notes”). The Typenex Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity.

The Typenex Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on June 7, 2016. The Typenex Note is convertible into common stock, at Typenex’s option, at the lesser of (i) $5.00, and (ii) 70% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $2.50, then in such event the then-current Conversion Factor shall be reduced to 65% for all future Conversions, subject to other reductions set forth in the Typenex Note. In the event the Company elects to prepay all or any portion of the Typenex Note, the Company is required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Typenex Note is secured by all of the assets of the Company and includes customary event of default provisions.

Typenex has agreed to restrict its ability to convert the Typenex Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Typenex Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Typenex Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

Additionally, the Company granted Typenex six warrants, corresponding to the delivery of six tranches of cash funds, to purchase shares of the Company’s common stock, $0.001 par value (the “Common Stock”). The first warrant will entitle the holder to purchase a number of shares equal to $43,750 divided by the Market Price, as such number may be adjusted from time to time pursuant to the terms of the Typenex Note, and the remaining warrants will entitle the holder to purchase a number of shares equal to $13,750 divided by the Market Price, as such number may be adjusted from time to time pursuant to the terms of the Typenex Note. Each warrant is not exercisable until each corresponding tranche is funded.

The Company first allocated between the Typenex Note and the warrants based upon their relative fair values. The estimated fair value of the warrants issued with the Typenex Note was $43,750. Next, the intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Typenex Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $66,667. As this amount resulted in a total debt discount that exceeds the loan proceeds, the amount recorded for the beneficial conversion feature was limited to $43,750. The resulting $87,500 discount to the Typenex Note is being accreted over the seventeen month term of the Typenex Note.

During the year ended January 31, 2015, the Company recognized $4,062 of accretion related to the debt discount. No interest expense was recognized as the interest income from the Typenex Investor Notes offset the interest expense from the Typenex Note.

NOTE 6 - Stockholder's Equity

Preferred Stock

We do not have an authorized class of preferred stock.

Common Stock

During the year ended January 31, 2015, the Company 1) issued 370,255 shares of common stock for $1.00 per share for total proceeds of $370,255, and 2) issued 635,000 shares of restricted common stock in exchange for services valued at $1.00 per share. The Company valued the restricted shares based on current price of our common stock realized from private party sales as this more closely reflects the fair value of the issuance rather than the market price of our thinly traded common stock.

During the year ended January 31, 2014, the Company 1) issued 1,195,000 shares of common stock at $0.02 per share for total proceeds of $23,900 and 2) issued 50,000 shares of common stock for $1.00 per share, in accordance with its January 2014 Private Placement Memorandum, for total proceeds of $50,000.

NOTE 7 - Income Taxes

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows:

	January 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,351,156	$58,864
Statutory tax rate	34%	34%
Gross deferred tax assets	459,393	20,014
Valuation allowance	(459,393)	(20,014)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of January 31, 2015 and 2014 was $459,393 and $20,014, respectively. The net change in the total valuation allowance for the year ended January 31, 2015 was an increase of $439,379. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

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

The Company has adopted the accounting guidance related to uncertain tax positions, and has evaluated its tax positions and believes that all of the positions taken by The Company in its federal and state exempt organization tax returns are more likely than not to be sustained upon examination. The Company returns for years ended January 31, 2015 and 2014 are subject to examination by federal and state taxing authorities generally for three years after they are filed.

As of January 31, 2015 and 2014, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

NOTE 8 - Related Party Transactions

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

CW Web Designs, wholly owned by Caleb Wickman, President, provides data management and client-marketing program development services to the Company. During the year ended January 31, 2015, the Company paid CW Web Designs $15,500. In addition, Mr. Wickman received $94,195 as compensation during year ended January 31, 2015.

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

NOTE 9 - Subsequent Events

Management has reviewed material events subsequent of the year ended Janauary 31, 2015 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. From February, 2015 through the date of this report, the company issued 60,000 shares of its common stock at $1.00 per share for total proceeds of $60,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of January 31, 2015, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Our management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers as of April 6, 2015.

Name	Age	Current Position With Us	Director or Officer Since
Caleb Wickman	37	President, Treasurer and Secretary	December 20, 2013
Stone Douglass	67	Chairman	September 16, 2014

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Mr. Caleb Wickman – President, Treasurer and Secretary

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

Mr. A. Stone Douglass - Chairman

Chairman. Mr. Douglass has worked in many different industries over the last 45 years. Currently the Chairman of Duck’s Nest Investments, Inc., Mr. Douglass was recently CEO of Spy Optics, RedEnvelope, Ryderz Compound, Neocork Technologies, Steakhouse Partners, and ACE Audiovisual.

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.artecinc.net.

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

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Artec Global Media, Inc., Attention: Caleb Wickman, 5536 S. Ft. Apache #102, Las Vegas, NV 89148. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer during the fiscal year ended January 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended January 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation($)	Total ($)
Caleb Wickman (1), Director, President, Treasurer and Secretary	2015	94,195	-	-	-	94,195
	2014	-	-	-	-	-
Elizaveta Padaletc, Former President, Secretary and Treasurer	2014	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 6, 2015 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class Owned (3)
Directors and Officers
Caleb Wickman	7,000,000	75.7%
Stone Douglass	-	-

5% Shareholders
None

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock and except as indicated the address of each beneficial owner is 1000 E William St Suite 204, Carson City, NV 89701.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 9,250,255 shares of Common Stock issued and outstanding on a fully diluted basis as of April 6, 2015. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Bedinger & Company (“Bedinger”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended January 31, 2015 and 2014. To the knowledge of management, Bedinger has no direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our auditors during the years ended January 31, 2015 and 2014:

	Year Ended
	January 31,
	2015	2014
Audit fees	$8,046	$6,000
Audit-related fees	-	-
Tax fees	-	500
Total fees	$8,046	$6,500

Audit Fees

Audit fees for the year ended January 31, 2015 and 2014, totaled $8,046 and $6,000, respectively and consist of the aggregate fees billed by our auditors for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended January 31, 2015 and 2014.

Audit-Related Fees

The Company did not pay any audit-related fees for the years ended January 31, 2015 and 2014.

Tax Fees

Tax fees for the years ended January 31, 2015 and 2014 totaled $0 and $500.

All Other Fees

There were no other fees billed by the Company's auditors for the years ended January 31, 2015 and 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of January 31, 2015 and 2014

•	Statements of Operations for the years ended January 31, 2015 and 2014

•	Statements of Stockholders’ Equity (Deficit) For the Years Ended January 31, 2015 and 2014

•	Statements of Cash Flows for the years ended January 31, 2015 and 2014

•	Notes to Financial Statements

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

ARTEC GLOBAL MEDIA, INC. (Registrant)

Date: May 4, 2015	By:	/s/ Caleb Wickman
Caleb Wickman
President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Caleb Wickman	Director President, Treasurer and Secretary	May 4, 2015
Caleb Wickman	(Principal Executive Officer and Principal Financial Officer)

/s/ Caleb Wickman	Chairman	May 4, 2015
Caleb Wickman

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to our registration statement on Form S-1, filed on February 18, 2013)

3.2	By Laws. (Incorporated by reference to our registration statement on Form S-1, filed on February 18, 2013)

10.1	Securities Purchase Agreement dated October 30, 2014 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 10.1 to Form 10-Q on December 16, 2014)

10.2	8% Convertible Redeemable Note dated October 30, 2014 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 10.2 to Form 10-Q on December 16, 2014)

10.3	8% Convertible Redeemable Note dated January 30, 2015 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 4.3 to Form 8-k on February 5, 2015)

10.4	Securities Purchase Agreement dated October 30, 2014 between Artec Global Media, Inc. and Adar Bays, LLC (Incorporated by reference from exhibit 10.3 to Form 10-Q on December 16, 2014)

10.5	8% Convertible Redeemable Note dated October 31, 2014 between Artec Global Media, Inc. and Adar Bays, LLC (Incorporated by reference from exhibit 10.4 to Form 10-Q on December 16, 2014)

10.6	Securities Purchase Agreement dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.1 to Form 8-k on February 5, 2015)

10.7	Securities Agreement dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.2 to Form 8-k on February 5, 2015)

10.8	Secured Convertible Promissory Note dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 4.1 to Form 8-k on February 5, 2015)

10.9	Warrant #1 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 4.2 to Form 8-k on February 5, 2015)

10.10	Investor Note #1 dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.3 to Form 8-k on February 5, 2015)

10.11	$250,000 Convertible Note dated November 12, 2014 between Artec Global Media, Inc. and JMJ Financial (Incorporated by reference from exhibit 10.5 to Form 10-Q on December 16, 2014)

10.12	Convertible Note dated December 4, 2014 between Artec Global Media, Inc. and Vista Capital Investments, LLC (Incorporated by reference from exhibit 4.4 to Form 8-k on February 5, 2015)

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

____________________

*Filed herewith

