Form 10-Q
period 2015-04-30
Artec Global Media, Inc.
filed 2015-06-18
CIK 1561865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: April 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,378,486 shares of common stock, par value $0.001, were outstanding on June 12, 2015. The registrant’s common stock is listed under the symbol “ACTL”.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

ARTEC GLOBAL MEDIA, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Artec Global Media, Inc.

Balance Sheets

	April 30,	January 31,
	2015	2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$3,832	$56,745
Accounts receivable	14,883	15,674
Prepaid expenses	6,766	10,000
Total current assets	25,481	82,419
Total assets	$25,481	$82,419

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$13,725	$36,799
Shareholder loans	2,887	1,387
Interest payable	3,424	1,174
Convertible notes - net of discount of $51,930 and $73,437	110,820	89,313
Total Current Liabilities	130,856	128,673

Long-term Liabilities:
Convertible notes - net of discount of $137,825 and $142,322	55,231	22,956
Interest payable	9,334	4,667
Total long-term liabilities	64,565	27,623
Total liabilities	195,421	156,296

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value 75,000,000 shares authorized; issued and outstanding 9,345,255 and 9,250,255 at April 30, 2015 and January 31, 2015, respectively.	9,345	9,250
Additional-paid-in-capital	1,386,291	1,294,395
Accumulated deficit	(1,565,576)	(1,377,522)
Total stockholders' equity (deficit)	(169,940)	(73,877)
Total liabilities and stockholders' equity (deficit)	$25,481	$82,419

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statements of Operations (Unaudited)
For the Three Months Ended April 30, 2015 and 2014

	Three Months Ended April 30,
	2015	2014

Revenue	$136,253	$18,668
Cost of sales	44,193	15,583
Gross profit	92,060	3,085

Operating expenses
Selling, general and administrative	228,674	155,194

Loss from operations	(136,614)	(152,109)

Other income (expense)
Interest expense	(6,917)	-
Interest expense - accretion of debt discount	(44,523)	-
Total income (expense)	(51,440)	-

Net loss	$(188,054)	$(152,109)

Basic Loss per Common Share	$(0.02)	$(0.02)
Weighted average number of common shares outstanding - basic	9,281,159	8,290,205

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statement of Stockholders' Equity

For the Three Months Ended April 30, 2015 and Year Ended January 31, 2015

			Additional	Deferred	Accumulated	Total
	Common Stock		paid-in	Stock	Earnings	Stockholders'
	Shares	Amount	Capital	Compensation	(Deficit)	Equity (Deficit)
Balance, January 31, 2014	8,245,000	$8,245	$72,655	$-	$(58,893)	$22,007

Common stock issued for services	635,000	635	634,365	(400,000)	0	235,000
Proceeds from sale of common stock	370,255	370	369,885	-	-	370,255
Amortization of deferred stock compensation	-	-	-	400,000	-	400,000
Discount on convertible promissory note due to beneficial conversion feature	-	-	188,323	-	-	188,323
Discount on convertible promissory note due to detachable warrants	-	-	29,167	-	-	29,167
Net loss	-	-	-	-	(1,318,629)	(1,318,629)
Balance, January 31, 2015	9,250,255	9,250	1,294,395	-	(1,377,522)	(73,877)

Common stock issued for services	25,000	25	6,225	-	-	6,250
Proceeds from sale of common stock	70,000	70	69,930	-	-	70,000
Discount on convertible promissory note due to beneficial conversion feature	-	-	15,741	-	-	15,741
Net loss	-	-	-	-	(188,054)	(188,054)
Balance, April 30, 2015 (Unaudited)	9,345,255	$9,345	$1,386,291	$-	$(1,565,576)	$(169,940)

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statements of Cash Flows (Unaudited)
For the Three Months Ended April 30, 2015 and 2014

	Three Months Ended April 30,
	2015	2014

Cash flows from operating activities
Net loss	$(188,054)	$(152,109)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services	6,250	-
Accretion of debt discount	44,523	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	791	(4,937)
Decrease (increase) in prepaid expenses	3,234	17,822
Increase (decrease) in accounts payable and accrued expenses	(23,074)	15,655
Increase (decrease) in accrued interest	6,917	-
Net cash used in operating activities	(149,413)	(123,569)

Cash flows from financing activities
Proceeds from sale of common stock	70,000	125,548
Proceeds from convertible promissory notes	25,000	-
Proceeds from shareholder loans	6,000	-
Repayment of shareholder loans	(4,500)	-
Net cash provided by financing activities	96,500	125,548

Increase (decrease) in cash	(52,913)	1,979
Cash and cash equivalents at beginning of period	56,745	5,285
Cash and cash equivalents at end of period	$3,832	$7,264

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Value of common stock issued for services	$6,250	$-
Debt discount recorded for beneficial conversion feature	$15,741	$-

(The accompanying notes are an integral part of these financial statements)

ARTEC GLOBAL MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The unaudited financial statements of Artec Global Media, Inc. as of April 30, 2015, and for the three months ended April 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 2015, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

NOTE 1 – Organization, Recent Accounting Pronouncements, Going Concern and Concentrations of Credit Risk

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

Going Concern

The Company has not generated net income since inception. The Company has an accumulated deficit of $1,565,576 as of April 30, 2015, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As of April 30, 2015, the Company had cash and cash equivalents of $3,832 and accounts receivable of $14,883. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

Concentrations of credit risk

At April 30, 2015, no customer accounted for greater than 10% of accounts receivable.

During the three months ended April 30, 2015, two customers accounted for 33% (23% and 10%) of sales.

NOTE 2 - Accounts Receivable

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

The Company also earns contracted fees from student loan borrowers in exchange for providing services designed to assist the borrower in managing their student loans and enroll in qualifying programs that ease their financial burden. The borrower and the Company enter into a contract under which the Company is required to fulfill a specific goal only after which the Company is able to collect its fee. Collection is typically within a few days or up to three months depending on arrangements made with the client. As of April 30, 2015, the Company recognized accounts receivable of $12,109 related to these services.

Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable.

NOTE 3 – Convertible Promissory Notes

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

The debt discounts attributable to the fair value of the beneficial conversion feature amounted to $29,681 and $30,252 for LG Note 1 and LG Note 2, respectively, and are being accreted over the term of the LG Notes. The Company recognized $2,150 of interest expense related to the LG Notes and $14,614 of debt discount accretion related to the LG Notes during the three months ended April 30, 2015.

JMJ Financial Convertible Note

On November 12, 2014, Artec and JMJ Financial entered into a $250,000 Convertible Promissory Note (the "JMJ Note"). Under the JMJ Note, JMJ Financial will advance various amounts up to $250,000 in in their sole discresion. Each advance matures two years from the date of advance (the “JMJ Maturity Date”) and carries the following terms: (i) no interest for the first 90 days with a one-time 12% charge on the 90th day outstanding; (ii) each advance may be repaid within 90 days after which Artec may not make further payments prior to the JMJ Note Maturity Date; (iii) each advance includes a 10% original issue discount. JMJ Financial may convert at their discresion any or all of the outstanding principle and interest at any time from the date of each advance into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will JMJ Financial convert any amount of the JMJ Note into common stock that would result in the JMJ Financial owning more than 4.99% of the common stock outstanding. Artec receved $35,000 pursuant to the JMJ Note (“JMJ Note 1”) on November 12, 2014 and recorded a debt discount of $25,926 attributable to the fair value of the beneficial conversion feature. Artec receved $25,000 pursuant to the JMJ Note (“JMJ Note 2”) (collectively the “JMJ Notes”) on April 28, 2015 and recorded a debt discount of $18,519 attributable to the fair value of the beneficial conversion feature. The debt discounts are being accreted over the term of the JMJ Notes.

The Company recognized $4,667 of interest expense related to the JMJ Note 1 and $3,212 of debt discount accretion related to the JMJ Notes during the three months ended April 30, 2015.

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

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $28,270 for the Adar Note and is being accreted over the term of the Adar Note. The Company recognized $99 of net interest expense and $6,893 of debt discount accretion related to the Adar Note and Adar Investor Note during the three months ended April 30, 2015.

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

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $38,889 for the Vista Note and is being accreted over the term of the Vista Note. The Company recognized no interest expense related to the Vista Note and $4,741 of debt discount accretion during the three months ended April 30, 2015.

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

During the three months ended April 30, 2015, the Company recognized $15,063 of accretion related to the debt discount. No interest expense was recognized as the interest income from the Typenex Investor Notes offset the interest expense from the Typenex Note.

NOTE 4 - Stockholder's Equity

Preferred Stock

We do not have an authorized class of preferred stock.

Common Stock

During the three months ended April 30, 2015, the Company issued 70,000 shares of common stock for $1.00 per share for total proceeds of $70,000. Subsequent to quarter end, the Company amended its private placement memorandum to offer common stock at $0.25 per share. Since the first quarter investors invested within six months of the revised offering, the Company will be issuing an additional 210,000 shares of restricted common stock to these investors. Also during the three months ended April 30, 2015, the Company issued 25,000 shares of restricted common stock in exchange for services valued at $0.25 per share. The Company valued the restricted shares based on current price of our common stock realized from private party sales as this more closely reflects the fair value of the issuance rather than the market price of our thinly traded common stock.

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

From time to time, Mr. Wickman, CEO, advances non-interest bearing funds to the Company for general operating use. During the three months ended April 30, 2015 and 2014, Mr. Wickman advanced $6,000 and $0 respectively, and was repaid $4,500 and $0 respectively.

CW Web Designs, wholly owned by Caleb Wickman, President, provided data management and client-marketing program development services to the Company. During the three months ended April 30, 2015 and 2014, the Company paid CW Web Designs $0 and $10,000, respectively. In addition, Mr. Wickman received $7,000 and $26,095 as compensation during the three months ended April 30, 2015 and 2014, respectively.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 6 - Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended April 30, 2015 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Subsequent to quarter end, the Company amended its private placement memorandum to offer common stock at $0.25 per share. Since the first quarter investors invested within six months of the revised offering, the Company will be issuing an additional 210,000 shares of restricted common stock to these investors.

On May 12, 2015, JMJ Financial converted $6,795 of the JMJ Note into 7,500 shares of common stock.

On May 27, 2015, JMJ Financial converted $4,032 of the JMJ Note into 12,000 shares of common stock.

On May 28, 2015, LG Capital Funding converted $5,355 of the LG Notes into 13,731 shares of common stock.

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

Affiliate and Performance Marketing Key Trends and Drivers

•

One of the most effective ways to enter new markets (pay-for-performance model represents low risk and low overhead while also providing access to local marketing experts without having to bring on full-time staff).

•	Growth of mobile.
•	With the rise in multi-channel retailing, expect a tighter integration of marketing channels. Performance marketing, for example, will be more closely aligned with retargeting and display.
•	Big data solutions that include affiliate program data will enable more targeted, timely ads and offers to be delivered at the right audience at the right time on the right device.
•	Aligned with the way that consumers shop and behave.
•	It’s a proven acquisition channel for new customers and provides a low risk opportunity to try new ideas, and
•	Deal-driven consumers turn to affiliate sites first and frequently, because they believe offers from affiliate sites are better than those presented on a retailer’s.

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

Results of Operations

We are a start-up company. We did not begin meaningful operations until our first quarter of 2014. As of April 30, 2015, we had total assets of $25,481 and total liabilities of $195,421. Since our Inception to April 30, 2015, we have accumulated a deficit of $1,565,576. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended April 30, 2015 Compared with the Three Months Ended April 30, 2014

Revenue

Revenue is generated from advertising and marketing services, through the sale of data used by companies in the targeted marketing of their products and services via direct mail and contracted fees from student loan borrowers in exchange for providing services designed to assist the borrower in managing their student loans and enroll in qualifying programs that ease their financial burden. During the three months ended April 30, 2015 and 2014, the Company recognized $136,253 and $18,668 of revenue, respectively. The increase is due to the Company beginning meaningful operations as a vertically integrated marketing firm.

Operating Expenses

Operating expenses increased $73,480 to $228,674 during the three months ended April 30, 2015 compared to $155,194 during the three months ended April 30, 2014. The increase in expense is primarily due to costs related to the management and marketing of student loan services offset by lower professional fees and personnel costs.

Other Income (Expense)

During the three months ended April 30, 2015, the Company incurred $6,917 of interest expense related to the stated interest contained in our outstanding convertible promissory notes and $44,523 for the amortization of the debt discount resulting from the beneficial conversion feature contained on our convertible promissory notes. No such expense was recognized during the three months ended April 30, 2014.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of April 30, 2015 our current assets were $25,481 and were comprised of $3,832 in cash, $14,883 of accounts receivable and $6,766 of prepaid marketing costs. Due to the “start-up” nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the three months ended April 30, 2015, net cash flows used in operating activities was $149,413, compared to $123,569 for the three months ended April 30, 2014. The increase was due to the paydown of certain payables and continued efforts to execute the Company’s strategic plan to become a vertically integrated marketing firm.

Cash Flows from Financing Activities

For the three months ended April 30, 2015, we generated cash flows from financing activities of $96,500 from the issuance of common stock and loans compared to $125,548 for the three months ended April 30, 2014. We have financed our operations primarily through the issuance of debt and equity.

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

Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases. As a result, there is limited segregation of duties amongst the employees. The Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2015, the Company issued 70,000 shares of common stock for $1.00 per share for total proceeds of $70,000. Additionally, the Company issued 25,000 shares in exchange for services valued at $6,250.

On November 12, 2014, Artec and JMJ Financial entered into a $250,000 Convertible Promissory Note. On April 28, 2015, the Company received $25,000 under JMJ Note 2, See “NOTE 3 – Convertible Promissory Notes” to the notes to our financial statements for more information.

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

 _______________

*Filed herewith

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

Artec Global Media, Inc. (Registrant)

Date: June 18, 2015	By:	/s/ Caleb Wickman
Caleb Wickman
President and Treasurer
(Principal Executive Officer and Principal Financial Officer)

