Form 10-Q/A
period 2015-04-30
Artec Global Media, Inc.
filed 2015-06-19
CIK 1561865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 30, 2015

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

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Explanatory Note

This Amendment No. 1 to the Artec Global Media Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015, as filed with the Securities and Exchange Commission on June 18, 2015 (the “Original Report”), is to amend the following:

The Registrant’s cover page to its Original Report contained an incorrect selection of “no” to indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. The Registrant is filing this amendment to indicate “yes”.

No other changes have been made to the Original Report. This Amendment No. 1 to the Original Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report.

2

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

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artec Global Media, Inc.
(Registrant)

Date: June 19, 2015	By	/s/ Caleb Wickman
Caleb Wickman
President and Treasurer
(Principal Executive Officer and Principal Financial Officer)

4