Form 10-Q
period 2015-07-31
Artec Global Media, Inc.
filed 2015-09-14
CIK 1561865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,255,626 shares of common stock, par value $0.001, were outstanding on September 2, 2015. The registrant’s common stock is listed under the symbol “ACTL”.

Transitional Small Business Disclosure Format Yes ☐ No ☒

ARTEC GLOBAL MEDIA, INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Artec Global Media, Inc.
Balance Sheets

	July 31,	January 31,
	2015	2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$7,193	$56,745
Accounts receivable	2,774	15,674
Prepaid expenses	-	10,000
Total current assets	9,967	82,419
Total assets	$9,967	$82,419

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$18,623	$36,799
Shareholder loans	1,087	1,387
Interest payable	5,494	1,174
Convertible notes - net of discount of $124,822 and $73,437	165,542	89,313
Total Current Liabilities	190,746	128,673

Long-term Liabilities:
Convertible notes - net of discount of $58,948 and $142,322	31,858	22,956
Interest payable	8,000	4,667
Total long-term liabilities	39,858	27,623
Total liabilities	230,604	156,296

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value 75,000,000 shares authorized; issued and outstanding 9,776,631 and 9,250,255 at July 31, 2015 and January 31, 2015, respectively.	9,777	9,250
Additional-paid-in-capital	1,486,771	1,294,395
Accumulated deficit	(1,717,185)	(1,377,522)
Total stockholders' equity (deficit)	(220,637)	(73,877)
Total liabilities and stockholders' equity (deficit)	$9,967	$82,419

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statements of Operations (Unaudited)
For the Three and Six Months Ended April 30, 2015 and 2014

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014

Revenue	$61,224	$64,670	$197,477	$83,338
Cost of sales	26,673	48,638	70,866	64,221
Gross profit	34,551	16,032	126,611	19,117

Operating expenses
Selling, general and administrative	114,263	233,849	342,937	389,043

Loss from operations	(79,712)	(217,817)	(216,326)	(369,926)

Other income (expense)
Interest expense	(13,534)	-	(20,451)	-
Interest expense - accretion of debt discount	(58,363)	-	(102,886)	-
Total income (expense)	(71,897)	-	(123,337)	-

Net loss	$(151,609)	$(217,817)	$(339,663)	$(369,926)

Basic Loss per Common Share	$(0.02)	$(0.03)	$(0.04)	$(0.04)
Weighted average number of common shares outstanding - basic	9,502,507	8,290,205	9,392,224	8,290,205

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statement of Stockholders' Equity
For the Six Months Ended July 31, 2015 and Year Ended January 31, 2015

			Additional	Deferred	Accumulated	Total
	Common Stock		paid-in	Stock	Earnings	Stockholders'
	Shares	Amount	Capital	Compensation	(Deficit)	Equity (Deficit)
Balance, January 31, 2014	8,245,000	$8,245	$72,655	$-	$(58,893)	$22,007

Common stock issued for services	635,000	635	634,365	(400,000)	0	235,000
Proceeds from sale of common stock	370,255	370	369,885	-	-	370,255
Amortization of deferred stock compensation	-	-	-	400,000	-	400,000
Discount on convertible promissory note due to beneficial conversion feature	-	-	188,323	-	-	188,323
Discount on convertible promissory note due to detachable warrants	-	-	29,167	-	-	29,167
Net loss	-	-	-	-	(1,318,629)	(1,318,629)
Balance, January 31, 2015	9,250,255	9,250	1,294,395	-	(1,377,522)	(73,877)

Common stock issued for services	25,000	25	6,225	-	-	6,250
Proceeds from sale of common stock	280,000	280	69,720	-	-	70,000
Convertible promissory notes converted to common stock	221,376	222	48,312			48,534
Discount on convertible promissory note due to beneficial conversion feature	-	-	68,119	-	-	68,119
Net loss	-	-	-	-	(339,663)	(339,663)
Balance, July 31, 2015 (Unaudited)	9,776,631	$9,777	$1,486,771	$-	$(1,717,185)	$(220,637)

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statements of Cash Flows (Unaudited)
For the Six Months Ended July 31, 2015 and 2014

	Six Months Ended July 31,
	2015	2014

Cash flows from operating activities
Net loss	$(339,663)	$(369,926)
Adjustments to reconcile net loss net cash provided (used) by operating activities:
Common stock issued for services	6,250	100,000
Accretion of debt discount	102,886	-
Legal fees paid in connection with convertible notes	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	12,900	(27,347)
Decrease (increase) in prepaid expenses	10,000	17,822
Increase (decrease) in accounts payable and accrued expenses	(18,176)	32,458
Increase (decrease) in accrued interest	12,551	-
Net cash used in operating activities	(213,252)	(246,993)

Cash flows from financing activities
Proceeds from sale of common stock	70,000	320,255
Proceeds from convertible promissory notes	94,000	-
Proceeds from shareholder loans	6,000	-
Repayment of shareholder loans	(6,300)	-
Net cash provided by financing activities	163,700	320,255

Increase (decrease) in cash	(49,552)	73,262
Cash and cash equivalents at beginning of period	56,745	5,285
Cash and cash equivalents at end of period	$7,193	$78,547

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Value of common stock issued for services	$6,250	$100,000
Common stock issued for conversion of convertible promissory notes	$48,534	$-
Debt discount recorded for beneficial conversion feature	$68,119	$-

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The unaudited financial statements of Artec Global Media, Inc. as of July 31, 2015, and for the three and six months ended July 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 2015, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept the concept of an extraordinary item from U.S. GAAP. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

Going Concern

The Company has not generated net income since inception. The Company has an accumulated deficit of $1,717,185 as of July 31, 2015, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As of July 31, 2015, the Company had cash and cash equivalents of $7,193 and accounts receivable of $2,774. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

Concentrations of credit risk

At July 31, 2015, two customers accounted for 82% (44% and 38%) of accounts receivable.

During the three months ended July 31, 2015, three customers accounted for 87% (43%, 31% and 13%) of sales. During the six months ended July 31, 2015, three customers accounted for 91% (48%, 32% and 11%) of sales.

NOTE 2 – Accounts Receivable

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

The debt discounts attributable to the fair value of the beneficial conversion feature amounted to $29,681 and $30,252 for LG Note 1 and LG Note 2, respectively, and are being accreted over the term of the LG Notes. The Company recognized $2,151 of interest expense related to the LG Notes and $15,106 of debt discount accretion related to the LG Notes during the three months ended July 31, 2015. The Company recognized $4,301 of interest expense related to the LG Notes and $29,720 of debt discount accretion related to the LG Notes during the six months ended July 31, 2015.

During the three months ended July 31, 2015, LG Capital converted $5,355 into 13,731 shares of common stock.

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

The Company recognized $3,333 of interest expense related to the JMJ Note 2 and $5,601 of debt discount accretion related to the JMJ Notes during the three months ended July 31, 2015. The Company recognized $8,000 of interest expense related to the JMJ Note 1 and JMJ Note 2 and $8,813 of debt discount accretion related to the JMJ Notes during the six months ended July 31, 2015.

During the three months ended July 31, 2015, JMJ converted $19,917 into 64,500 shares of common stock.

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

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $28,270 for the Adar Note and is being accreted over the term of the Adar Note. The Company recognized $150 of net interest expense and $7,126 of debt discount accretion related to the Adar Note and Adar Investor Note during the three months ended July, 31, 2015. The Company recognized $249 of net interest expense and $14,019 of debt discount accretion related to the Adar Note and Adar Investor Note during the six months ended July, 31, 2015.

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

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $38,889 for the Vista Note and is being accreted over the term of the Vista Note. The Company recognized no interest expense related to the Vista Note during the three and six months ended July 31, 2015. The Company recorded $4,901 and $9,642 of debt discount accretion during the three and six months ended July 31, 2015.

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

During the three and six months ended July 31, 2015, the Company recognized $15,571 and $30,634 of accretion related to the debt discount. No interest expense was recognized as the interest income from the Typenex Investor Notes offset the interest expense from the Typenex Note.

During the three months ended July 31, 2015, Typenex converted $23,261 into 143,145 shares of common stock.

Vis Vires Group, Inc. Convertible Note

On June 8, 2015, Artec and Vis Vires Group (“Vis Vires”) entered into a Securities Purchase Agreement (the "Vis Vires SPA"), for the sale of an 8% convertible note in the principal amount of $69,000 of which Artec received $61,100 after payment of legal fees (the “Vis Vires Note”). The Vis Vires Note matures in nine (9) months on March 10, 2016. If the Vis Vires Note is not paid upon maturity, the interest rate shall increase to twenty-two percent (22%). The Vista Note is convertible into common stock, at Vis Vires’s option, at 58% of the average of the lowest three (3) closing bid prices for our common stock during the ten (10) trading day period prior to conversion. In no event shall Vis Vires effect a conversion if such conversion results in Vis Vires beneficially owning in excess of 9.99% of the outstanding common stock of the Company. The Note and accrued interest may be prepaid from the date of issuance with the following penalties: (i) within 30 days - 110%; (ii) within 31 - 60 days - 115%; (iii) within 61 - 90 days - 120%; (iv) within 91 - 120 days - 125%; (v) within 121 - 150 days - 130%; and (vi) within 151 - 180 days - 135%. Upon the occurrence of a default as described in the Vis Vires Note, the Company shall pay an amount equal to the greater of (i) 150% of the then outstanding principle and interest, or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with Article 1, treating the trading day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable conversion price. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $52,378 for the Vis Vires Note and is being accreted over the term of the Vis Vires Note.

During the three months ended July 31, 2015, the Company recognized $813 of interest expense and $10,058 of accretion related to the debt discount.

NOTE 4 – Stockholder's Equity

Preferred Stock

We do not have an authorized class of preferred stock.

Common Stock

During the six months ended July 31, 2015, the Company issued 280,000 shares of common stock for total proceeds of $70,000. Also during the six months ended July 31, 2015, the Company issued 25,000 shares of restricted common stock in exchange for services valued at $0.25 per share. The Company valued the restricted shares based on the then current price of our common stock realized from private party sales as this more closely reflects the fair value of the issuance rather than the market price of our thinly traded common stock.

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

NOTE 5 – Related Party Transactions

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

From time to time, Mr. Wickman, CEO, advances non-interest bearing funds to the Company for general operating use. During the six months ended July 31, 2015 and 2014, Mr. Wickman advanced $6,000 and $0 respectively, and was repaid $6,300 and $0 respectively.

CW Web Designs, wholly owned by Caleb Wickman, President, provided data management and client-marketing program development services to the Company. During the three months ended July 31, 2015 and 2014, the Company paid CW Web Designs $0 and $3,500, respectively. During the six months ended July 31, 2015 and 2014, the Company paid CW Web Designs $0 and $13,500, respectively. In addition, Mr. Wickman received $10,000 and $28,000 as compensation during the three months ended July 31, 2015 and 2014, respectively. Mr. Wickman received $27,000 and $54,095 as compensation during the six months ended July 31, 2015 and 2014, respectively.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 6 – Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended April 30, 2015 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On August 11, 2015, JMJ Financial converted $5,400 of the JMJ Note into 100,000 shares of common stock.

On August 24, 2015, LG Capital Funding converted $5,321 of the LG Notes into 378,995 shares of common stock.

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

Results of Operations

We are a start-up company. We did not begin meaningful operations until our first quarter of 2014. As of July 31, 2015, we had total assets of $9,967 and total liabilities of $230,604. Since our Inception to July 31, 2015, we have accumulated a deficit of $1,717,185. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Six Months Ended July 31, 2015 Compared with the Three and Six Months Ended July 31, 2014

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

Revenue decreased $3,446 to $61,224 during the three months ended July 31, 2015 compared to $64,670 during the three months ended July 31, 2014. Revenue increased $114,139 to $197,477 during the six months ended July 31, 2015 compared to $83,338 during the six months ended July 31, 2014. The three month year-over-year decrease is due to decreased advertising services revenue offset by higher student loan services revenue. The six month year-over-year increase is due to increased direct mail revenue and increased revenue from student loan services which did not exist in 2014.

Operating Expenses

Operating expenses decreased $119,586 to $114,263 during the three months ended July 31, 2015 compared to $233,849 during the three months ended July 31, 2014. Operating expenses decreased $46,106 to $342,937 during the six months ended July 31, 2015 compared to $389,043 during the six months ended July 31, 2014. The three and six month year-over-year decrease is due to the absence of $100,000 of stock based compensation in 2015 compared to 2014, decreases in officer compensation, web development and programming and professional fees offset by higher marketing costs related to student loan services.

Other Income (Expense)

During the three and six months ended July 31, 2015, the Company incurred $13,534 and $20,451, respectively of interest expense related to the stated interest contained in our outstanding convertible promissory notes and $58,363 and $102,886, respectively of amortization related to the debt discount resulting from the beneficial conversion feature contained on our convertible promissory notes. No such expense was recognized during the three and six months ended July 31, 2014.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of July 31, 2015 our current assets were $9,967 and were comprised of $7,193 in cash and $2,774 of accounts receivable. Due to the “start-up” nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the six months ended July 31, 2015, net cash flows used in operating activities was $213,252, compared to $246,993 for the six months ended July 31, 2014. The $33,741 decrease was due to continued efforts to manage the Company’s expenses.

Cash Flows from Financing Activities

For the six months ended July 31, 2015, we generated cash flows from financing activities of $163,700 from the issuance of common stock and loans compared to $320,255 for the six months ended July 31, 2014. We have financed our operations primarily through the issuance of debt and equity.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2015, the Company issued 210,000 shares of common stock to three prior purchasers of our common stock in order to bring their issuance into parity with our revised equity offering. Additionally, the Company issued 221,376 shares of common stock upon the conversion of $48,533 of convertible promissory notes.

On June 8, 2015, Artec and Vis Vires entered into a $69,000 Convertible Promissory Note., See “NOTE 3 – Convertible Promissory Notes” to the notes to our financial statements for more information.

The Note and common stock issuances were issued in reliance upon exemptions from registration pursuant to, among others, Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Securities Purchase Agreement dated June 8, 2015 between Artec Global Media, Inc. and Vis Vires Group, Inc.

10.2*	Convertible Promissory Note dated June 8, 2015 between Artec Global Media, Inc. and Vis Vires Group, Inc.

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

Artec Global Media, Inc.
(Registrant)

Date: September 14, 2015	By	/s/ Caleb Wickman
Caleb Wickman
President and Treasurer
(Principal Executive Officer and Principal Financial Officer)

