Form 10-Q
period 2015-10-31
Artec Global Media, Inc.
filed 2015-12-21
CIK 1561865

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

Commission file number 333-186732

ARTEC GLOBAL MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0381772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 E William St. Suite 204 Carson City, NV 89701	89701
(Address of principal executive offices)	(Zip Code)

(844) 505-2285

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 83,278,293 shares of common stock, par value $0.001, were outstanding on December 15, 2015. The registrant's common stock is listed under the symbol "ACTL".

Transitional Small Business Disclosure Format Yes ☐ No ☒

ARTEC GLOBAL MEDIA, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Artec Global Media, Inc.

Balance Sheets

	October 31,	January 31,
	2015	2015
	(Unaudited)
Assets
Current Assets
Cash	$8,075	$56,745
Accounts receivable	-	15,674
Prepaid expenses	-	10,000
Total current assets	8,075	82,419
Total assets	$8,075	$82,419

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$18,005	$36,799
Shareholder loans	128	1,387
Interest payable	8,887	1,174
Convertible notes - net of discount of $69,802 and $73,437	200,261	89,313
Total Current Liabilities	227,281	128,673

Long-term Liabilities:
Interest payable	3,292	4,667
Convertible notes - net of discount of $48,446 and $142,322	33,439	22,956
Total long-term liabilities	36,731	27,623
Total liabilities	264,012	156,296

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding, none.	-	-
Common stock, $0.001 par value 750,000,000 shares authorized; issued and outstanding 32,867,867 and 9,250,255 at October 31, 2015 and January 31, 2015, respectively.	32,868	9,250
Additional paid-in-capital	1,544,697	1,294,395
Accumulated deficit	(1,833,502)	(1,377,522)
Total stockholders' equity (deficit)	(255,937)	(73,877)
Total liabilities and stockholders' equity (deficit)	$8,075	$82,419

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

Statements of Operations (Unaudited)

For the Three and Nine Months Ended October 31, 2015 and 2014

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014

Revenue	$198,167	$110,876	$395,644	$194,214

Operating expenses:
Data, media and processing costs	180,022	99,394	379,469	192,577
Sales and marketing expenses	325	8,480	42,371	33,818
General and administrative expenses	60,535	462,495	240,746	797,239
Total operating expenses	240,882	570,369	662,586	1,023,634
Loss from operations	(42,715)	(459,493)	(266,942)	(829,420)

Other income (expense):
Interest expense	(8,080)	-	(20,630)	-
Accretion of debt discount	(65,522)	-	(168,408)	-
Total income (expense)	(73,602)	-	(189,038)	-

Net loss	$(116,317)	$(459,493)	$(455,980)	$(829,420)

Basic and diluted loss per common share	$(0.01)	$(0.05)	$(0.04)	$(0.10)
Weighted average number of common shares outstanding - basic	18,510,079	9,115,502	12,432,951	8,612,602

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

Statement of Stockholders' Equity (Unaudited)

For the Nine Months Ended October 31, 2015 and Year Ended January 31, 2015

			Additional	Deferred	Accumulated	Total
	Common Stock		paid-in	Stock	Earnings	Stockholders'
	Shares	Amount	Capital	Compensation	(Deficit)	Equity (Deficit)
Balance, January 31, 2014	8,245,000	$8,245	$72,655	$-	$(58,893)	$22,007

Common stock issued for services	635,000	635	634,365	(400,000)	-	235,000
Proceeds from sale of common stock	370,255	370	369,885	-	-	370,255
Amortization of deferred stock compensation	-	-	-	400,000	-	400,000
Discount on convertible promissory note due to beneficial conversion feature	-	-	188,323	-	-	188,323
Discount on convertible promissory note due to detachable warrants	-	-	29,167	-	-	29,167
Net loss	-	-	-	-	(1,318,629)	(1,318,629)
Balance, January 31, 2015	9,250,255	9,250	1,294,395	-	(1,377,522)	(73,877)

Common stock issued for services	175,000	175	8,475	-	-	8,650
Proceeds from sale of common stock	10,040,000	10,040	99,961	-	-	110,001
Convertible promissory notes converted to common stock	13,402,612	13,403	73,747	-	-	87,150
Discount on convertible promissory note due to beneficial conversion feature	-	-	68,119	-	-	68,119
Net loss	-	-	-	-	(455,980)	(455,980)
Balance, October 31, 2015	32,867,867	$32,868	$1,544,697	$-	$(1,833,502)	$(255,937)

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

Statements of Cash Flows (Unaudited)

For the Nine Months Ended October 31, 2015 and 2014

	Nine Months Ended October 31,
	2015	2014
Cash flows from operating activities
Net loss	$(455,980)	$(829,420)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services	8,650	435,000
Accretion of debt discount	168,408	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	15,674	(1,405)
Decrease (increase) in prepaid expenses	10,000	17,822
Increase (decrease) in accounts payable and accrued expenses	(18,794)	5,502
Increase (decrease) in accrued interest	20,631	-
Net cash used in operating activities	(251,411)	(372,501)

Cash flows from financing activities
Proceeds from sale of common stock	110,001	370,255
Proceeds from convertible promissory notes	94,000	-
Proceeds from shareholder loans	7,500	6,250
Repayment of shareholder loans	(8,760)	(4,863)
Net cash provided by financing activities	202,741	371,642

Decrease in cash and cash equivalents	(48,670)	(859)
Cash and cash equivalents at beginning of period	56,745	5,285
Cash and cash equivalents at end of period	$8,075	$4,426

Supplemental disclosures of cash flow information Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Common stock issued for conversion of convertible promissory notes	$87,150	$-
Debt discount recorded for beneficial conversion feature	$68,119	$-

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The unaudited financial statements of Artec Global Media, Inc. as of October 31, 2015, and for the three and nine months ended October 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 2015, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

NOTE 1 - Organization, Going Concern and Concentrations of Credit Risk

Organization

Artec Global Media, Inc. (the "Company," "we," "us," "our") was incorporated under the laws of the State of Nevada on August 6, 2012 ("Inception") originally intending to commence operations in the business of distributing crystal white glass floor tile. The Company was in the development stage until January 2013 when the Company changed its focus to providing online marketing and reporting solutions to companies and began generating revenue. Thus, beginning in the quarter ending April 30, 2014, the Company left the development stage. On June 30, 2014 the Company changed its name from Artec Consulting Corp. to Artec Global Media, Inc. to more accurately align our corporate name with our current business activities.

Going Concern

The Company has not generated positive net income since inception. The Company has an accumulated deficit of $1,833,502 as of October 31, 2015, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.

In its report with respect to the Company's financial statements for the year ended January 31, 2015, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern. Because the Company has not yet generated net income from its operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing and increase revenue.

As of October 31, 2015, the Company had cash and cash equivalents of $8,075. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company's business, operating results, financial condition and prospects.

Concentrations of credit risk

During the three months ended October 31, 2015, two customers accounted for 44% (24% and 20%) of sales. During the nine months ended October 31, 2015, two customers accounted for 39% (28% and 11%) of sales.

During the three months ended October 31, 2014, two customers accounted for 77% (65% and 12%) of sales. During the nine months ended October 31, 2014, two customers accounted for 70% (50% and 20%) of sales.

NOTE 2 - Convertible Promissory Notes

Following is a summary of our outstanding convertible promissory notes as of October 31, 2015:

	Note(s)		Current Balances		Non-Current Balances
Lender	Issue Date	Maturity	Principal	Interest	Principal	Interest
LG Capital Funding, LLC	10/30/14, 1/30/15	1 year	$98,289	$6,464	$-	$-
Adar Bays, LLC	10/30/14	1 year	52,500	200	-	-
JMJ Financial	11/12/14, 4/28/15	2 year	-	-	42,996	-
Vista Capital Investments, LLC	12/4/14	2 year	-	-	38,889	3,292
Typenex Co-Investment, LLC	1/7/15	17 Months	50,274	-	-	-
Vis Vires Group, Inc.	6/8/15	9 Months	69,000	2,223	-	-
Totals			$270,063	$8,887	$81,885	$3,292
Debt discount balance			(69,802)	-	(48,446)	-
Balance sheet balances			$200,261	$8,887	$33,439	$3,292

LG Capital Funding Convertible Notes

On October 30, 2014, Artec and LG Capital Funding, LLC ("LG Capital") entered into a Securities Purchase Agreement (the "LG SPA"). Under the LG SPA, LG Capital will provide $165,375 in three equal payments of $55,125 and evidenced by a convertible promissory note on each of October 31, 2014, January 29, 2015 and a date to be determined. On October 31, 2014, Artec received $50,000 net of $5,125 ($2,500 legal fees and $2,625 OID) and issued a convertible promissory note (the "LG Note 1") in the amount of $55,125. On January 30, 2015, Artec received $50,000 net of $5,125 ($2,500 legal fees and $2,625 OID) and issued a convertible promissory note (the "LG Note 2") in the amount of $55,125. The LG Note 1 and LG Note 2 (collectively the "LG Notes") mature in one year on October 30, 2015 and January 30, 2016, respectively, accrue interest of 8% and are convertible into shares of common stock any time 180 days after the date of each LG Note at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall LG Capital effect a conversion if such conversion results in LG Capital beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the LG Capital pursuant to the conversion terms above. The Note may be prepaid with the following penalties: (i) if the Note is prepaid within 90 days of the issuance date, then 115% of the face amount plus any accrued interest; (ii) if the Note is prepaid within 91 -180 days of the issuance date, then 135% of the face amount plus any accrued interest. The Note may not be prepaid after the 180th day.

The Company is in default of LG Note 1 due to there being an unpaid balance as of the date of maturity. As a result, the interest on LG Note 1 will increase to 24% and a 10% penalty of the outstanding principal, or $3,924 was added to the principal balance of the LG Note 1. The LG Note 1 is currently in default.

The debt discounts attributable to the fair value of the beneficial conversion feature amounted to $29,681 and $30,252 for LG Note 1 and LG Note 2, respectively, and are being accreted over the term of the LG Notes.

During the three months ended October 31, 2015, the Company recognized $2,031 of interest expense and $14,942 of debt discount accretion related to the LG Notes. During the nine months ended October 31, 2015, the Company recognized $6,332 of interest expense and $44,662 of debt discount accretion related to the LG Notes.

During the three and nine months ended October 31, 2015, LG Capital converted $11,523 and $16,878, respectively into a total of 3,608,967 shares of common stock.

Adar Bays Convertible Note

On October 30, 2014, Artec and Adar Bays, LLC ("Adar") entered into a Securities Purchase Agreement (the "Adar SPA"). Under the Adar SPA, Adar will provide $105,000 in two equal payments of $52,500 and evidenced by a convertible promissory note. On October 31, 2014, Artec received $47,500 net of $5,000 ($2,500 legal fees and $2,500 OID) and issued a convertible promissory note (the "Adar Note") in the amount of $52,500. The Adar Note accrues interest of 8%, matures on October 31, 2015 and is convertible into shares of common stock any time 180 days after October 30, 2014, beginning on April 28, 2015 at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall Adar effect a conversion if such conversion results in Adar beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of Adar pursuant to the conversion terms above. The Adar Note may not be prepaid.

Additionally, Adar issued to the Company a note for $50,000, bearing interest at the rate of 8% per annum maturing on July 1, 2015 (the "AdarInvestor Note"). The Adar Investor Note may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. No cash changed hands in exchange for the Adar Investor Note. The purpose of the Adar Investor Note is to facilitate the timely sale of common stock in the future should Adar fund the Adar Investor Note.

The Company is in default of the Adar Note due to there being an unpaid balance as of the date of maturity. As a result, the interest on the Adar Note will increase to 24%. The Adar Note is currently in default.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $28,270 for the Adar Note and is being accreted over the term of the Adar Note. The Company recognized $50 of net interest expense and $7,048 of debt discount accretion related to the Adar Note and Adar Investor Note during the three months ended October, 31, 2015. The Company recognized $200 of net interest expense and $21,067 of debt discount accretion related to the Adar Note and Adar Investor Note during the nine months ended October, 31, 2015.

JMJ Financial Convertible Note

On November 12, 2014, Artec and JMJ Financial entered into a $250,000 Convertible Promissory Note (the "JMJ Note"). Under the JMJ Note, JMJ Financial will advance various amounts up to $250,000 in their sole discretion. Each advance matures two years from the date of advance (the "JMJMaturity Date") and carries the following terms: (i) no interest for the first 90 days with a one-time 12% charge on the 90th day outstanding; (ii) each advance may be repaid within 90 days after which Artec may not make further payments prior to the JMJ Note Maturity Date; (iii) each advance includes a 10% original issue discount. JMJ Financial may convert at their discretion any or all of the outstanding principal and interest at any time from the date of each advance into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will JMJ Financial convert any amount of the JMJ Note into common stock that would result in the JMJ Financial owning more than 4.99% of the common stock outstanding. Artec receved $35,000 pursuant to the JMJ Note ("JMJ Note 1") on November 12, 2014 and recorded a debt discount of $25,926 attributable to the fair value of the beneficial conversion feature. Artec received $25,000 pursuant to the JMJ Note ("JMJ Note 2") (collectively the "JMJ Notes") on April 28, 2015 and recorded a debt discount of $18,519 attributable to the fair value of the beneficial conversion feature. The debt discounts are being accreted over the term of the JMJ Notes.

The Company recognized no interest expense related to the JMJ Note 2 and $5,601 of debt discount accretion related to the JMJ Notes during the three months ended October 31, 2015. The Company recognized $8,000 of interest expense related to the JMJ Note 1 and JMJ Note 2 and $14,414 of debt discount accretion related to the JMJ Notes during the nine months ended October 31, 2015.

During the three and nine months ended October 31, 2015, JMJ converted $11,754 and $31,671, respectively into a total of 2,445,500 shares of common stock.

Vista Capital Investments Convertible Note

On December 4, 2014, Artec and Vista Capital Investments, LLC ("Vista") entered into a Securities Purchase Agreement (the "Vista SPA"), for the sale of a 12% convertible note in the principal amount of $250,000 (which includes a $25,000 original issue discount) (the "VistaNote") of which Vista funded $35,000 upon closing. Additional consideration, up to the principal amount, is payable to Artec at the discretion of Vista. We have no obligation to pay Vista any amounts on the unfunded portion of the Vista Note. The Vista Note bears a one-time interest charge of 12% on the date consideration is received. All interest and principal must be repaid two years from the date consideration is received. The Vista Note is convertible into common stock, at Vista's option, at 60% of the lowest trade occurring during the twenty five (25) consecutive trading days immediately preceding the conversion date. In the event the Company elects to prepay all or any portion of the Vista Note within 90 days of the issuance date, the Company is required to pay to Vista an amount in cash equal to 145% multiplied by the sum of all principal, interest and any other amounts owing. Unless otherwise agreed in writing by both parties, at no time will Vista convert any amount of the Vista Note into common stock that would result in the Vista owning more than 4.99% of the common stock outstanding.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $38,889 for the Vista Note and is being accreted over the term of the Vista Note. The Company recognized no interest expense related to the Vista Note during the nine months ended October 31, 2015. The Company recorded $4,901 and $14,543 of debt discount accretion during the three and nine months ended October 31, 2015.

During the three and nine months ended October 31, 2015, Vista converted $1,375 into 1,375,000 shares of common stock.

Typenex Financing

On January 7, 2015 (the "Effective Date") Artec entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $225,000 (which includes Typenex legal expenses in the amount of $5,000 and a $20,000 original issue discount) (the "TypenexNote") of which Typenex funded $75,000 upon closing. We have no obligation to pay Typenex any amounts on the unfunded portion of the Typenex Note. Additionally, Typenex issued to the Company three notes, aggregating $125,000, bearing interest at the rate of 8% per annum with each note maturing seventeen months from January 7, 2015 (the "TypenexInvestor Notes"). The Typenex Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. No cash changed hands in exchange for the Typenex Investor Notes. The purpose of the Typenex Investor Notes is to facilitate the timely sale of common stock in the future should Typenex fund the Typenex Investor Notes.

The Typenex Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on June 7, 2016. The Typenex Note is convertible into common stock, at Typenex's option, at the lesser of (i) $5.00, and (ii) 70% (the "Conversion Factor") of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $2.50, then in such event the then-current Conversion Factor shall be reduced to 65% for all future Conversions, subject to other reductions set forth in the Typenex Note. In the event the Company elects to prepay all or any portion of the Typenex Note, the Company is required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Typenex Note is secured by all of the assets of the Company and includes customary event of default provisions.

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

Additionally, the Company granted Typenex six warrants, corresponding to the delivery of six tranches of cash funds, to purchase shares of the Company's common stock, $0.001 par value (the "Common Stock"). The first warrant will entitle the holder to purchase a number of shares equal to $43,750 divided by the Market Price, as such number may be adjusted from time to time pursuant to the terms of the Typenex Note, and the remaining warrants will entitle the holder to purchase a number of shares equal to $13,750 divided by the Market Price, as such number may be adjusted from time to time pursuant to the terms of the Typenex Note. Each warrant is not exercisable until each corresponding tranche is funded.

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

During the three and nine months ended October 31, 2015, the Company recognized $15,571 and $46,205 of accretion related to the debt discount. No interest expense was recognized as the interest income from the Typenex Investor Notes offset the interest expense from the Typenex Note.

During the three and nine months ended October 31, 2015, Typenex converted $13,965 and $37,226, respectively into a total of 5,973,145 shares of common stock.

Vis Vires Group, Inc. Convertible Note

On June 8, 2015, Artec and Vis Vires Group ("Vis Vires") entered into a Securities Purchase Agreement (the "Vis Vires SPA"), for the sale of an 8% convertible note in the principal amount of $69,000 of which Artec received $61,100 after payment of legal fees (the "Vis Vires Note"). The Vis Vires Note matures in nine (9) months on March 10, 2016. If the Vis Vires Note is not paid upon maturity, the interest rate shall increase to twenty-two percent (22%). The Vista Note is convertible into common stock, at Vis Vires's option, at 58% of the average of the lowest three (3) closing bid prices for our common stock during the ten (10) trading day period prior to conversion. In no event shall Vis Vires effect a conversion if such conversion results in Vis Vires beneficially owning in excess of 9.99% of the outstanding common stock of the Company. The Note and accrued interest may be prepaid from the date of issuance with the following penalties: (i) within 30 days - 110%; (ii) within 31 - 60 days - 115%; (iii) within 61 - 90 days - 120%; (iv) within 91 - 120 days - 125%; (v) within 121 - 150 days - 130%; and (vi) within 151 - 180 days - 135%. Upon the occurrence of a default as described in the Vis Vires Note, the Company shall pay an amount equal to the greater of (i) 150% of the then outstanding principle and interest, or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with Article 1 of the Vis Vires Note, treating the trading day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable conversion price. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $52,378 for the Vis Vires Note and is being accreted over the term of the Vis Vires Note.

During the three months ended October 31, 2015, the Company recognized $1,411 of interest expense and $17,459 of debt discount accretion related to the Vis Vires Note. During the nine months ended October 31, 2015, the Company recognized $2,223 of interest expense and $27,517 of debt discount accretion related to the Vis Vires Note.

NOTE 3 - Stockholder's Equity

Preferred Stock

On November 10, 2015, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, par value $0.001. The authorized shares of preferred stock may be issued from time to time in one or more classes or series as determined by the board of directors. No preferred shares were outstanding as of October 31, 2015.

Common Stock

During the nine months ended October 31, 2015, the Company (i) issued 10,040,000 shares of common stock for total proceeds of $110,001;(ii) issued 175,000 shares of restricted common stock in exchange for services valued at $8,650; and (iii) issued 13,402,612 shares upon conversion of various convertible promissory notes, See "Note 2 - Convertible Promissory Notes" above.

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

NOTE 4 - Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

From time to time, Mr. Wickman, CEO, advances non-interest bearing funds to the Company for general operating use. During the nine months ended October 31, 2015, Mr. Wickman advanced $7,500 and was repaid $8,760. During the nine months ended October 31, 2014, Mr. Wickman advanced $6,250 and was repaid $4,863.

CW Web Designs, wholly owned by Caleb Wickman, President, provided data management and client-marketing program development services to the Company. During the three months ended October 31, 2015 and 2014, the Company paid CW Web Designs $0 and $2,000, respectively. During the nine months ended October 31, 2015 and 2014, the Company paid CW Web Designs $0 and $15,500, respectively.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 5 - Net Income (Loss) Per Share

The computation of basic earnings per share ("EPS") is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(116,317)	$(459,493)	$(455,980)	$(829,420)

Denominator:
Weighted average number of common shares outstanding	18,510,079	9,115,502	12,432,951	8,612,602

Basic and diluted EPS	$(0.01)	$(0.05)	$(0.04)	$(0.10)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	228,738,872	-	228,738,872	-
Warrants	15,086,207	-	15,086,207	-

NOTE 6 - Subsequent Events

Management has reviewed material events subsequent to the quarterly period ended October 31, 2015 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events".

From November 1, 2015 through December 16, 2015, the Company issued 54,314,272 shares of common stock upon the conversion of approximately $57,455 of convertible notes and accrued interest payable. In addition, the Company issued 250,000 for services valued at $425.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project," or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies (c) our future financing plans and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

We use world-class technology solutions to create advertising campaigns for clients to target potential customers, optimize those campaigns in real time and track tangible results. Through a single advertising budget, we enable our clients to reach customers -whether using traditional computing devices or mobile devices-across the internet, including through all of the major search engines and leading general interest and vertically focused online publishers.

Our retargeting and display marketing solutions target consumers that have recently searched for a client's business keywords as well as those who have recently visited their website. We continue to expand our platform to include additional advertising products designed specifically for the needs of our clients. Our website solutions are designed to help clients turn more of their website visitors into leads, manage those leads more effectively and convert more of them into customers.

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

Artec owns or accesses targeted databases and utilizes proprietary technology to create local, regional and national marketing campaigns on demand providing clients with the ability to acquire new customers. We run advertisements or other forms of marketing messages and programs through multiple channels (i.e. Email, Direct Mail, Social Media, SMS, radio and telecommunication) to create responders for client offerings. We optimize client matches and media yield such that we achieve desired results for clients.

We deliver cost-effective marketing results to our clients, predictable and scalable, most typically in the form of a qualified lead, click or call. These leads, clicks or calls can then be converted into a customer or sale at a rate that results in an acceptable marketing cost to our client. We get paid primarily when we deliver qualified results as defined in our agreements. Typically, leads are routed through a call center or other offline acquisition process. Online leads are usually generated as clicks from websites. Our marketing services include but are not limited to:

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

Our search product is focused on assuring that our clients' advertisements appear prominently among the search results when local consumers enter certain keywords on leading local search sites such as Google, Yahoo! and Bing and social networks such as Facebook and LinkedIn.

Our display product is primarily focused on maximizing the exposure for clients that want to broadcast a message to a specific target online audience.

Our remarketing and search retargeting products allow us to target consumers who have previously visited a specific client's website, either through a search marketing campaign or a display marketing campaign, or who have previously searched for a client's keywords. When the potential customer visits any other site within our remarketing network, we can remarket to the target customer on behalf of that client.

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

Consulting

We work with clients on a consultative basis to help them achieve their markeing objectives, educating and guiding them through the opportunities arising from and the mechanics of online advertising. Our consulting services provide clients access to technology and media that they could not access by themselves, and proven in ways they understand.

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

Technology

Running thousands of online advertising campaigns simultaneously across multiple publishers poses significant technical challenges. While technologies exist to help larger companies manage and optimize their online marketing spend, we believe that such solutions are too expensive and too complex to scale down to many of our clients' monthly advertising budget. We have built our services, systems and networks for maximum scalability and flexibility to manage these types of campaigns, and we have invested heavily in automation technologies that reduce the level of human intervention required to support these campaigns. This automation is critical to our ability to scale our business and deliver moderately budgeted campaigns in a cost-effective manner.

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

We believe that we are in the early stages of a large and long-term business opportunity presented by the shift from traditional media formats to digital media formats. Our strategy for pursuing this opportunity includes the following key components:

•

Expand Media Offerings. We have developed a platform that enables us more easily to connect our client advertisers to a broader array of online publishers and, in the future, to reach customers through new formats such as mobile and video. Our plan has been, and continues to be, to fulfill, track and optimize a client's entire digital media plan, regardless of media property or format.

•

Develop Digital Marketing Software Solutions. Our current products target our clients' needs to acquire customers through online media buying. We believe that there will be continued movement towards digital platforms in the other segments of our clients' marketing activities, such as marketing automation, lead conversion and customer relationship management. To address these and other needs, we plan to continue investing in the internal development or potential acquisition of products and services in these adjacent segments.

Affiliate and Performance Marketing Key Trends and Drivers

•

One of the most effective ways to enter new markets (pay-for-performance model represents low risk and low overhead while also providing access to local marketing experts without having to bring on full-time staff),

•	Growth of mobile,
•	With the rise in multi-channel retailing, expect a tighter integration of marketing channels. Performance marketing, for example, will be more closely aligned with retargeting and display,
•	Big data solutions that include affiliate program data will enable more targeted, timely ads and offers to be delivered at the right audience at the right time on the right device.
•	Aligned with the way that consumers shop and behave,
•	It's a proven acquisition channel for new customers and provides a low risk opportunity to try new ideas, and
•	Deal-driven consumers turn to affiliate sites first and frequently, because they believe offers from affiliate sites are better than those presented on a retailer's

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

Intellectual Property

We have developed a few different very important software/applications, which we consider to be proprietary including a custom gateway that runs real-time analytics and tracking on all campaigns powered by our resources. This software helps us manage and mitigate exposure to fraud, while enabling us to purchase media more intelligently, with better control over our advertiser's budget in order to maximize campaign efficiency and effectiveness. In addition, we have developed Email Service Provider ("ESP") and Message Transfer Agent ("MTA") software, which allows clients to log in and manage their own mailings directly. We have also developed dialer/phone systems to maximize efficiency with respect to telecommunication client management.

Results of Operations

We are a start-up company. We did not begin meaningful operations until our first quarter of 2014. As of October 31, 2015, we had total assets of $8,075 and total liabilities of $264,012. Since our inception to October 31, 2015, we have accumulated a deficit of $1,833,502. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Months Ended October 31, 2015 Compared with the Three and Nine Months Ended October 31, 2014

Revenue

Revenue is generated from advertising and marketing services, through the sale of data used by companies in the targeted marketing of their products and services via direct mail and contracted fees from student loan borrowers in exchange for providing services designed to assist the borrower in managing their student loans and enroll in qualifying debt repayment programs.

Revenue increased $87,291 to $198,167 during the three months ended October 31, 2015 compared to $110,876 during the three months ended October 31, 2014. Revenue increased $201,430 to $395,644 during the nine months ended October 31, 2015 compared to $194,214 during the nine months ended October 31, 2014. The three and nine month year-over-year increase is due to increased direct mail revenue and increased revenue from student loan services which did not exist in 2014.

Operating Expenses

Data, media and processing costs

Data, media and processing costs increased $80,628 to $180,022, or 90.8% of revenue during the three months ended October 31, 2015 compared to $99,394, or 89.6% of revenue during the three months ended October 31, 2014. The costs, as a percentage of revenue, remained relatively consistent increasing by 1.2%. Data, media and processing costs increased $186,892 to $379,469, or 95.9% of revenue during the nine months ended October 31, 2015 compared to $192,577, or 99.2% of revenue during the nine months ended October 31, 2014. The costs increased commensurate with the increase in revenue; and as a percentage of revenue, remained relatively consistent decreasing by 3.2%.

Sales and marketing expenses

Sales and marketing expenses decreased $8,155 to $325, or 0.2% of revenue during the three months ended October 31, 2015 compared to $8,480, or 7.6% of revenue during the three months ended October 31, 2014. Sales and marketing expenses increased $8,553 to $42,371, or 10.7% of revenue during the nine months ended October 31, 2015 compared to $33,818, or 17.4% of revenue during the nine months ended October 31, 2014. Sales and marketing costs as a percent of revenue decreased 7.4% and 6.7% during the three and nine months ended October 31, 2015 compared to the same period in the prior year due to the Company redirecting its focus towards less costly forms of marketing.

General and administrative expenses

General and administrative expenses include costs related to personnel, professional fees, travel, public company costs, insurance and other office related costs. Operating costs decreased by $401,960 to $60,535 during the three months ended October 31, 2015 compared to $462,495 during the three months ended October 31, 2014. The decrease in operating costs is due primarily to a $333,000 decrease in stock based compensation, $18,000 decrease in officer salaries, $49,000 decrease in outside and professional services and $2,000 decrease in general administrative costs.

Operating costs decreased by $556,493 to $240,746 during the nine months ended October 31, 2015 compared to $797,239 during the nine months ended October 31, 2014. The decrease is primarily the result of a $426,000 decrease in stock based compensation, $56,000 decrease in officer salaries, $81,000 decrease in outside and professional services, offset by a $7,000 increase in general administrative costs.

Other Income (Expense)

During the three and nine months ended October 31, 2015, the Company incurred $8,080 and $20,630, respectively of interest expense related to the stated interest contained in our outstanding convertible promissory notes and $65,522 and $168,408, respectively of amortization related to the debt discount resulting from the beneficial conversion feature contained on our convertible promissory notes. No such expense was recognized during the three and nine months ended October 31, 2014.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of October 31, 2015 our current assets were $8,075 and were comprised solely of cash. Due to the "start-up" nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the nine months ended October 31, 2015, net cash flows used in operating activities was $251,411, compared to $372,501 for the nine months ended October 31, 2014. The $121,089 decrease was due to continued efforts to manage the Company's expenses.

Cash Flows from Financing Activities

For the nine months ended October 31, 2015, we generated cash flows from financing activities of $202,741 from the issuance of common stock and loans compared to $371,642 for the nine months ended October 31, 2014. We have financed our operations primarily through the issuance of debt and equity.

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

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the "Certifying Officer") conducted an evaluation of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company's disclosure controls and procedures were not effective, for the quarter covered by this report, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is limited segregation of duties amongst the employees. The Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended October 31, 2015, the Company (i) issued 5,760,000 shares of common stock to three prior purchasers of our common stock during March 2015 in order to bring their issuance into parity with our revised equity offering at $0.01 per share; (ii) issued 4,000,000 in exchange for $40,000; (iii) issued 150,000 shares in exchange for services valued at the close price of our common stock on the date of issuance, or $2,400; and (iv). issued 13,181,236 shares of common stock upon the conversion of $38,617 of convertible promissory notes.

The common stock issuances were issued in reliance upon exemptions from registration pursuant to, among others, Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act") and Regulation S promulgated under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

Artec Global Media, Inc. (Registrant)

December 21, 2015	By:	/s/ Caleb Wickman
Caleb Wickman
President and Treasurer
(Principal Executive Officer and Principal Financial Officer)

