Form 10-K
period 2016-01-31
Artec Global Media, Inc.
filed 2016-05-17
CIK 1561865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on July 31, 2015, as reported on the Over the Counter Markets Group Inc. QB tier (the "OTCQB") was $472,027.

As of May 5, 2016 there were 699,217,523 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

ARTEC GLOBAL MEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2016

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Our retargeting and display marketing solutions target consumers that have recently search for a client's business keywords as well as those who have recently visited their website. We continue to expand our platform to include additional advertising products designed specifically for the needs of our clients. Our website solutions are designed to help client turn more of their website visitors into leads, manage those leads more effectively and convert more of them into customers.

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

Consulting

We work with clients on a consultative basis to help them achieve their marketing objectives, educating and guiding them through the opportunities arising from and the mechanics of online advertising. Our consulting services provide clients access to technology and media that they could not access by themselves and proven in ways they understand.

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

Our Market

Digital ad spending is a $67 billion annual industry in the U.S. Our content marketing services are focused on driving traffic to client website destinations in key markets, including small business lending, consumer debt relief and student lending.

Small Business Lending

Small businesses are the backbone of the U.S. economy, accounting for more than 99% of employer firms in the United States.[1] Total value of small business loans in 2013 was $585.3 billion.

Value of Small Business Loans Outstanding (CRE and C&I), 2008-2013
(billions of dollars, nominal)

Loan Type and Size at Origination	2008	2009	2010	2011	2012	2013
Commercial Real Estate
Less than $100,000	28.5	26.4	22.1	19.8	18	16.8
$100,000 to $250,000	68.6	67.1	59.6	56.4	53.1	50.5
$250,000 to $1 million	277.9	278.4	260.5	247.8	236.7	229.3
Total Small Commercial Real Estate	375	372	342.3	323.9	307.8	296.6

Commercial and Industrial
Less than $100,000	141.7	134.5	137.2	119.8	120.2	124.1
$100,000 to $250,000	57.3	55.1	51.2	47.3	46.3	47.3
$250,000 to $1 million	137.4	133.6	121.6	116	113.5	117.3
Total Small Commercial and Industrial	336.4	323.2	309.9	283	280.1	288.7

Total Small Business Loans ($1 million or less)	711.5	695.2	652.2	606.9	587.7	585.3

Source :FDIC, Statistics on Depository Institutions, June 2008 through June 2013.

Small business lending below $100,000 is ranged from $119 to $141 billion over the 2008-2013 time frame. Key limiting factors on the supply side include caution amongst lenders about extending debt, in addition to increased scrutiny by regulators over the performance of existing outstanding loans. Increased bank capital requirements along with tightening lending standards and policies have reduced the amount available for borrowing and reduced the pool of small business owners deemed creditworthy.

We provide alternative lending providers with lead generation and affiliate marketing services designed to drive small businesses in need of lending solutions to our customers' websites.

Debt Settlement

Debt collection is a $13.7 billion dollar industry that employs more than 130,000 people across approximately 6,000 collection agencies, impacting millions of Americans each year.[2] The Urban Institute reports that 35% of Americans, more than 77 million people, had a trade line on their credit reports indicating some type of debt in collections – including financial, healthcare, retail and telecom debt.[3]

This dynamic continues to drive growth amongst debt settlement providers offering products and services designed to provide consumers ways to reduce their debt and payment obligations.

We provide debt settlement providers with lead generation and affiliate marketing services designed to drive online consumer traffic to our customers' websites.

_________

1 Victoria Williams. "Small Business Lending in the United States 2013". Office of Advocacy U.S. Small Business Administration, December 2014.

2 Fair Debt Collection Practices Act, CFPB Annual Report 2016.

3 Caroline Ratcliffe et. al. "Delinquent Debt in America." Urban Institute, July 2014.

Student Debt

Between 2000 and 2014, the total volume of outstanding federal student debt nearly quadrupled to surpass $1.1 trillion, the number of student loan borrowers more than doubled to 42 million, and default rates among recent student loan borrowers rose to their highest levels in twenty years.[4] In 2010, student debt surpassed credit cards to become the second largest form of household debt after mortgages, whereas, prior to 2008, the student debt was the smallest of household debts.[5]

We work with third party lending partners to design lead generation solutions targeted to consumers burdened with student debt seeking to offer repayment alternatives.

Content Marketing – Lead Generation and Affiliate

A recent Content Marketing Institute B2B Content Marketing benchmark report showed the following key trends:

•	Only 30% of B2B marketers say their organizations are effective at content marketing, down 38% from 2015;
•	44% of B2B marketers say their organization is clear on what content marketing success or effectiveness looks like; 55% are unclear or unsure;
•	Lead generation (85%) and sales (84%) will be the most important goals for B2B content marketers over the next 12 months; and
•

Over the last six years, B2B marketers have consistently cited website traffic as their most often used metric. The most important metrics are sales lead quality (87%), sales (84%), and higher conversion rates (82%).

U.S. Digital Ad Spending, by Format 2014-2019
Billions
	2014	2015	2016	2017	2018	2019
Search	23.44	26.53	29.24	32.32	36.41	40.6
Display	21.07	26.15	32.17	37.2	41.87	46.69
* Banners and other	10.53	11.57	13.39	14.74	16.17	17.68
* Video	5.24	7.46	9.59	11.43	13.05	14.77
* Rich Media	3.71	5.44	7.42	9.17	10.69	12.19
* Sponsorships	1.58	1.68	1.77	1.86	1.96	2.06
Classifieds and directories	2.82	2.94	3.07	3.2	3.33	3.47
Lead Generation	1.88	1.97	2.06	2.15	2.25	2.35
Email	0.25	0.26	0.29	0.31	0.33	0.35
Mobile messaging	0.24	0.26	0.27	0.26	0.24	0.23
Total	49.69	58.12	67.09	75.44	84.44	93.7

Source: eMarketer, Sep 2015

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

____________

4 Adam Looney et. al. "A Crisis in Student Loans? How Changes in the Characteristics of Borrowers and in the Institutions They Attended Contributed to Rising Loan Defaults." Brookings Papers on Economic Activity. September 10-11, 2015.

5 Meta Brown et. al. "Measuring Student Debt and Its Performance." Federal Reserve Bank of New York Staff Reports. April 2014.

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

In the United States, the Federal Trade Commission, or the FTC, enforces rules and regulations enacted pursuant to the Children's Online Privacy Protection Act of 1998, or COPPA, imposing restrictions on the ability of online services to collect information from minors under the age of 13. During 2009, the FTC actively enforced COPPA through civil penalties and consent orders. As a part of our efforts to comply with these requirements, we do not knowingly collect online personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain of our websites in an effort to prohibit persons under the age of 13 from registering. The restrictions are likely to dissuade some percentage of our potential customers from using such websites, which may adversely affect our business. If it turns out that one or more of our websites is not COPPA compliant, we may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our reputation and business. Laws on the state level protecting the identity of personal information of children online have been enacted or are under consideration. For example, Michigan and Utah have established registries where parents and others may register instant messenger IDs, mobile text messaging and fax numbers in addition to e-mail addresses to prevent certain types of messages from reaching children in those states. Such laws could have an adverse impact on how we will be able to conduct our business in the future and may limit access to an important segment of the target markets our clients seek.

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

The United States Congress enacted the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, regulating "commercial electronic mail messages" (i.e., e-mail), the primary purpose of which is to promote a product or service. The FTC has promulgated various regulations applying CAN-SPAM and has enforcement authority for violations of CAN-SPAM. Any entity that sends commercial e-mail messages, such as Alloy and our various subsidiaries for itself and clients, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. Violations of its provisions may result in civil money penalties and criminal liability. Although the FTC has publicly announced that it does not at the present time intend to do so, CAN-SPAM further authorizes the FTC to establish a national "Do Not E-Mail" registry akin to the "Do Not Call Registry" relating to telemarketing. The Federal Communications Commission has also promulgated CAN-SPAM regulations prohibiting the sending of unsolicited commercial electronic e-mails to wireless e-mail addresses and has released a "Do Not E-Mail" registry applicable to wireless domain addresses, some of which may be in our databases. Compliance with these provisions may limit our ability to send certain types of e-mails on our own behalf and on behalf of several of our advertising clients, which may adversely affect our business. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.

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

The FTC has been considering a number of issues relating to online behavioral advertising and has most recently issued a report containing a new set of "guidelines" for industry self-regulation. The FTC's report may result in future regulation of the collection and use of online consumer data, which could potentially place restrictions on our ability to utilize our database and other marketing data on our own behalf and on behalf of our advertising clients, which may adversely affect our business.

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

Employees

As of January 31, 2016, we have one full-time employee, Caleb Wickman, our President, Treasurer, Secretary and Director. The Company utilizes independent contractors as needed.

ITEM 1A. RISK FACTORS

An investment in our Securities is extremely speculative and illiquid, involves a high degree of risk, including the risk of a loss of your entire investment, and is therefore not suitable for all investors. You should carefully consider the risks and uncertainties described below and the other information contained in this annual report before purchasing any Shares. The risks set forth below are not the only ones facing our company. Additional risks and uncertainties may exist that could also adversely affect our business, operations and prospects. If any of the following risks actually materialize, our business, financial condition, prospects and/or operations could suffer. In such event, our ability to pay the Shares may be impaired, and you could lose all or a substantial portion of the money that you pay for the Securities.

Risk Factors Relating to our Business

General

Investment in Artec Global Media, Inc. is highly speculative, involves a high degree of risk and could result in the loss or part of an investor's capital contribution. Therefore, prospective investors should not subscribe for Shares unless they can bear such a loss. Moreover, there can be no assurance that Artec Global Media, Inc.'s operating and growth objectives will be achieved and financial results may vary materially from one reporting period to the next. Consequently, an investment in Artec Global Media, Inc. is suitable only for sophisticated investors capable of making an informed independent decision as to the risks involved in an investment in Artec Global Media, Inc. Potential risk factors to consider prior to making an investment in Artec Global Media, Inc. include but are not limited to the factors discussed below.

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

Potential for indebtedness.

There is no assurance that the Company will not incur additional debt in the future, that it will have sufficient funds to repay its indebtedness or that the Company will not default on its debt, jeopardizing its business viability. Furthermore, the Company may not be able to borrow or raise additional capital in the future to meet the Company's needs or to otherwise provide the capital necessary to conduct its business.

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

We collect information about the interaction of users with our advertisers' and publishers' websites (including, for example, information about the placement of advertisements and users' shopping or other interactions with our clients' websites or advertisements) using cookies and similar tracking technologies. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by advertisers and publishers, changes in technology, and new developments in laws, regulations and industry standards. Further, certain web browsers, such as Safari, currently block or are planning to block some or all third-party cookies by default. In the event third-party cookies are blocked by default by web browsers, we will need to adapt our solution to enable us to continue to access data and deliver our advertising solutions. A potential adaptation to our solution involves additional technical integration with our advertiser clients so that we are considered a first party for purposes of web browser defaults. To date, we have not integrated this adaptation with any client and do not know if it will be successful. In addition, our advertiser clients may not agree to enable this additional integration. If the adaptation to our solution is not successful or if our clients do not enable us to utilize this adaptation on their websites, we could be blocked from serving advertisements to users that utilize web browsers that block third-party cookies. If we are blocked from serving advertisements to a significant portion of internet users, our business could suffer and our results of operations harmed.

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
•

Changes in browser or device functionality and settings, and other new technologies, which make it easier for users to prevent the placement of cookies or other tracking technology and impact our publishers' or our advertisers' ability to collect and use data; and

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

The United States and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants' ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. A number of existing bills are pending in the U.S. Congress that contain provisions that would regulate how companies can use cookies and other tracking technologies to collect and utilize user information.

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

Privacy risks relating to our clients' actions or inactions

On behalf of certain of our clients using some of our services, we collect and store information derived from the activities of website visitors and their devices. This enables us to provide such clients with reports on information from and about the visitors to their websites in the manner specifically directed by each such individual client and to conduct targeted advertising. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the passive collection, use, sharing and storage of data collected from or about users' or their devices. Any perception of our practices or products as an invasion of privacy, whether or not such practices or products are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability.

Our compliance with privacy laws and regulations and our reputation among the public body of website visitors depend in part on our clients' adherence to privacy laws and regulations and their use of our services in ways consistent with visitors' expectations. We contractually require our clients to notify visitors to their websites about our services (i.e., that we place cookies and collect and share certain non-identifying data for purposes of targeting advertisements), and further require that they link to pages where visitors can opt-out of the collection or targeting. We rely on representations made to us by clients that they will comply with all applicable laws including all relevant privacy and data protection regulations. We make reasonable efforts to enforce contractual notice requirements but do not fully audit our clients' compliance with our recommended disclosures or their adherence to privacy laws and regulations, nor do we contractually require them to seek explicit consent to the placement of cookies which may be required in certain countries. If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own products, services and data collection, use and sharing practices in our own disclosures to consumers, or if explicit consent was required, then we, and our clients, may be subject to potentially adverse publicity, damages and related possible investigation or other regulatory activity in connection with our privacy practices or those of our clients.

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

There are companies within our industry that regularly engage in activities that our clients' customers may view as unlawful or inappropriate. These activities, such as deceptive promotions, by third parties may be seen by clients as characteristic of participants in our industry and, therefore, may have an adverse effect on the reputation of all participants in our industry, including us. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

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

We compete with Internet and traditional media companies for a share of clients' overall marketing budgets, including:

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

Competition for marketing budgets, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, MSN, and AOL, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. These companies may also develop more vertically targeted products that match consumers with products and services, such as Google's mortgage rate and credit card comparison products, and thus compete with us more directly. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to deliver results that are superior to those that other online marketing service providers achieve, we could lose clients and our revenue may decline.

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

We have devoted substantial resources to the development of our proprietary systems and technology. In order to protect our proprietary systems and technology, we enter into confidentiality agreements with our employees, consultants, independent contractors and other advisors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and we cannot assure you that our rights under such agreements will be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have and cause us to lose clients, publishers or otherwise harm our business

Increased taxation of companies engaged in Internet commerce may adversely affect the commercial use of our marketing services and our financial results.

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

When a user visits our websites, we use technologies, including "cookies", to collect information such as the user's Internet Protocol, or IP, address, offerings delivered by us that have been previously viewed by the user and responses by the user to those offerings. In order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign, we need to access and analyze this information. The use of cookies has been the subject of regulatory scrutiny and litigation and users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our clients' marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial and medical services client verticals. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers' websites. We may in the future have to refund revenue that our clients have paid to us and that was later attributed to, or suspected to be caused by, fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which a web publisher is to be compensated. It is conceivable that this activity could negatively affect our profitability, and this type of fraudulent act could hurt our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Additionally, we have from time to time had to terminate relationships with web publishers who we believed to have engaged in fraud and we may have to do so in the future. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such web publishers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our ability to operate our business.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent U. S. legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

We are entitled under our articles of incorporation to issue up to Seven Hundred Fifty Million (750,000,000) shares of common stock, most of which has been issued. We will need to increase our authorized shares to allow for the conversion of debt that the Company has issued. Conversion of this debt could potentially result in the issuance of over 3 billion shares. Also, our board of directors may generally issue stock, or options or warrants to purchase shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of standalone grants or under our stock plans. We cannot give you any assurance that we will not issue additional Common Stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

Our Common Stock may be subject to "penny stock" rules which may be detrimental to investors.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. Such securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell them. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As the Shares immediately following this Offering will likely be subject to such penny stock rules, purchasers in this Offering will in all likelihood find it more difficult to sell their Shares in the secondary market.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Over the Counter Markets Group Inc. QB tier (the "OTCQB") under the symbol "ACTL" on November 18, 2013.

The following table sets forth the high and low bid quotations of the Company's common stock for each quarter during the past fiscal year as reported by the OTCQB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended January 31, 2016	High	Low
First Quarter (February 1, 2015 – April 30, 2015)	$3.05	$1.90
Second Quarter (May 1, 2015 – July 31, 2015)	$2.34	$0.17
Third Quarter (August 1, 2015 – October 31, 2015)	$0.19	$0.0027
Fourth Quarter (November 1, 2015 – January 31, 2016)	$0.0067	$0.0002

Fiscal Year Ended January 31, 2015
First Quarter (February 1, 2014 – April 30, 2014)	$3.75	$3.19
Second Quarter (May 1, 2014 – July 31, 2014)	$4.59	$3.60
Third Quarter (August 1, 2014 – October 31, 2014)	$5.00	$4.20
Fourth Quarter (November 1, 2014 – January 31, 2015)	$4.21	$2.98

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

Holders

As of May 5, 2016, 699,217,523 shares of common stock are issued and outstanding. There are approximately 24 stockholders of record of our common stock. 671,935,268 shares of our common stock are held in "street name" or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer. Their address is 15500 Roosevelt Blvd., Suite 301, Clearwater FL 33760 and their telephone number at that location is (727) 289-0010.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the "Board") presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

The securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

•	Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission (the "SEC"), including the following:
•

Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the "Exchange Act").

•	The information contained in an annual report on Form 10-K under the Exchange Act.
•

The information contained in any reports or documents required to be filed by Artec Global Media, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the year ended January 31, 2016, we entered into the following securities related transactions:

1.	The Company issued 425,000 shares of restricted common stock in exchange for services valued at $9,075.

2.	The Company issued 10,740,000 shares of restricted common stock for total proceeds of $117,000.

3.	The Company issued 8,130,000 shares of restricted common stock to TCA Global Credit Master Fund LP as part of the TCA financing transactions. (1)

4.	The Company issued 417,010,192 shares of common stock upon the conversion of convertible promissory notes and accrued interest totaling $300,369.

During the year ended January 31, 2015, we entered into the following securities related transactions:

1.	The Company issued 370,255 shares of common stock for $1.00 per share for total proceeds of $370,255.

2.	The Company issued 635,000 shares of restricted common stock in exchange for services valued at $1.00 per share.

3.

In connection with the January 7, 2015 Securities Purchase Agreement with Typenex Co-Investment, LLC we issued a Stock Purchase Warrant to purchase up to $43,750 divided by the Market Price, as such number may be adjusted from time to time pursuant to the terms of the Typenex Note. (2)

(1) See "Note 4 – " TCA Global Credit Master Fund LP Financing Transactions" under ITEM 8, Financial Statements, for additional information.

(2) See "Note 3 – "Convertible Promissory Notes" under ITEM 8, Financial Statements, for additional information.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of Artec Global Media, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

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

As of January 31, 2016, we had negative working capital of $1,078,697 and cash of $19,859. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We are a start-up company. We did not begin meaningful operations until our first quarter of 2014. As of January 31, 2016, we had total assets of $29,009 and total liabilities of $1,119,360. Since our Inception to January 31, 2016, we have accumulated a deficit of $2,503,181. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended January 31, 2016 Compared with the year ended January 31, 2015

Revenue

Revenue is generated from advertising and marketing services whereby the Company markets other companies' products through our online portal http://artecglobalmedia.com and other 3rd party portals. The Company also generates revenue through the sale of data used by companies in the targeted marketing of their products and services via direct mail. Additionally, the Company earns contracted fees from student loan borrowers in exchange for providing services designed to assist the borrower in managing their student loans and enroll in qualifying programs that ease the financial burden. During the year ended January 31, 2016, the Company recognized $609,202 of revenue compared to $280,950 during the year ended January 31, 2015. The increase is due to the Company gaining traction with existing and new clients and expanding into new verticals, including student loans, Small Business Lending, Debt consolidation, Credit Repair Services , Dating Services and Data Sales. We have significantly increased our live web calls and forms that we sell to clients, in these verticals. Along with increasing our lead sales we have also decreased our costs to generate the leads using our own internal marketing resources, rather than having to buy as much from other providers.

Operating Expenses

Operating expenses decreased $184,151 to $1,384,828 during the year ended January 31, 2016 compared to $1,568,979 during the year ended January 31, 2015. Included in operating expenses are non cash items related to stock and debt issued for services which totaled $431,975 and $647,500 during the years ended January 31, 2016 and 2015, respectively. Adjusted for these non cash items, operating expenses were $952,853 and $921,479 during the years ended January 31, 2016 and 2015, respectively. So, while revenue increased, operating expenses remained relatively flat on a dollar basis and decreased on a non-cash adjusted basis from 328% of revenue during 2014 to 156% of revenue during 2015. Management expects operating expenses to continue to decrease as a percent of revenue as the Company's continued to develop its strategic plan to become a vertically integrated marketing firm.

Other Income (Expense)

During the year ended January 31, 2016 and 2015, the Company incurred $76,630 and $5,841, respectively, of interest expense related to the stated interest contained in our outstanding convertible promissory notes and $273,403 and $24,759, respectively, for the amortization of the debt discount resulting from the beneficial conversion feature contained on our convertible promissory notes.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of January 31, 2016 our current assets were $29,009 and were comprised of $19,859 in cash and $9,150 of accounts receivable. Due to the "start-up" nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended January 31, 2016, net cash flows used in operating activities was $341,231, compared to $612,682 for the year ended January 31, 2015.

For the year ended January 31, 2016, we generated cash flows from financing activities of $304,345 from the issuance of common stock and loans compared to $664,142 for the year ended January 31, 2015. We have financed our operations primarily through the issuance of debt and equity.

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

Our most critical accounting estimates include:

•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes.
•	Fair value measurements

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets, such as the national stock exchanges.

Level 2 — Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are evaluated.

Many of our financial instruments are issued in conjunction with the issuance of debt. At the time of issuance we allocate the proceeds received to the various financial instruments and this involves the determination of fair value. From time to time, the fair value of these financial instruments exceeds the proceeds received. When this occurs, we critically evaluate the validity of the fair value computation.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Artec Global Media, Inc.

Solana Beach, California

We have audited the accompanying balance sheet of Artec Global Media, Inc. ("the Company") as of January 31, 2016, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Artec Global Media, Inc. as of January 31, 2015, were audited by other auditors whose report dated April 30, 2015, expressed an unqualified opinion on those financial statements, and whose report included an emphasis of a matter paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The other auditors have ceased operations.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artec Global Media, Inc. as of January 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated positive net income since inception, has an accumulated deficit, and does not have positive cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

May 17, 2016

Artec Global Media, Inc.

Balance Sheets

	January 31,
	2016	2015
Assets
Current Assets
Cash	$19,859	$56,745
Accounts receivable	9,150	15,674
Prepaid expenses	-	10,000
Total current assets	29,009	82,419
Total assets	$29,009	$82,419

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses	$22,308	$36,799
Shareholder loans	-	1,387
Interest payable	16,902	1,174
Senior secured revolving credit facility, net of discount of $111,988	353,012	-
Debentures, net of discount of $22,711	177,289	-
Convertible notes - net of discount of $45,419 and $73,437	135,207	89,313
Common stock liability	402,988	-
Total Current Liabilities	1,107,706	128,673

Long-term Liabilities:
Interest payable	-	4,667
Convertible notes - net of discount of $0 and $142,322	11,654	22,956
Total long-term liabilities	11,654	27,623
Total liabilities	1,119,360	156,296

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding, none.	-	-
Common stock, $0.001 par value 750,000,000 shares authorized; issued and outstanding 445,555,447 and 9,250,255 at January 31, 2016 and 2015, respectively.	445,555	9,250
Additional paid-in-capital	967,275	1,294,395
Accumulated deficit	(2,503,181)	(1,377,522)
Total stockholders' deficit	(866,291)	(73,877)
Total liabilities and stockholders' deficit	$29,009	$82,419

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

Statements of Operations

For the Years Ended January 31, 2016 and 2015

	Year Ended January 31,
	2016	2015

Revenue	$609,202	$280,950

Operating expenses:
Data, media and processing costs	583,090	278,225
Sales and marketing expenses	49,111	88,153
General and administrative expenses	752,627	1,202,601
Total operating expenses	1,384,828	1,568,979
Loss from operations	(775,626)	(1,288,029)

Other income (expense):
Interest expense	(76,630)	(5,841)
Accretion of debt discount	(273,403)	(24,759)
Total income (expense)	(350,033)	(30,600)

Net loss	$(1,125,659)	$(1,318,629)

Basic and diluted loss per common share	$(0.03)	$(0.15)
Weighted average number of common shares outstanding - basic	44,708,981	8,774,081

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

Statement of Stockholders' Deficit

For the Years Ended January 31, 2016 and 2015

			Additional	Deferred		Total
	Common Stock		paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balance, January 31, 2014	8,245,000	$8,245	$72,655	$-	$(58,893)	$22,007

Common stock issued for services	635,000	635	634,365	(400,000)	-	235,000
Proceeds from sale of common stock	370,255	370	369,885	-	-	370,255
Amortization of deferred stock compensation	-	-	-	400,000	-	400,000
Discount on convertible promissory note due to beneficial conversion feature	-	-	188,323	-	-	188,323
Discount on convertible promissory note due to detachable warrants	-	-	29,167	-	-	29,167
Net loss	-	-	-	-	(1,318,629)	(1,318,629)
Balance, January 31, 2015	9,250,255	9,250	1,294,395	-	(1,377,522)	(73,877)

Common stock issued for services	425,000	425	8,650	-	-	9,075
Proceeds from sale of common stock	10,740,000	10,740	106,260	-	-	117,000
Convertible promissory notes converted to common stock	417,010,192	417,010	(116,641)	-	-	300,369
Discount on convertible promissory note due to beneficial conversion feature	-	-	76,729	-	-	76,729
Discount on convertible promissory note due to common stock issued	8,130,000	8,130	870	-	-	9,000
Common stock liability	-	-	(402,988)	-	-	(178,928)
Net loss	-	-	-	-	(1,125,659)	(1,125,659)
Balance, January 31, 2016	445,555,447	$445,555	$1,191,335	$-	$(2,503,181)	$(866,291)

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.Statements of Cash Flows

For the Years Ended January 31, 2016 and 2015

	Year Ended January 31,
	2016	2015

Cash flows from operating activities
Net loss	$(1,125,659)	$(1,318,629)
Adjustments to reconcile net loss net cash provided (used) by operating activities:
Common stock issued for services	9,075	635,000
Accretion of debt discount	273,403	24,759
Legal fees paid in connection with convertible notes	7,900	12,500
Increase in interest expense for note conversion add-backs and adjustments	44,821	-
Credit facility fee notes issued in exchange for advisory services	315,000	-
Debenture fee notes issued in exchange for advisory services	100,000	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,524	(15,674)
Decrease (increase) in prepaid expenses	10,000	7,822
Increase (decrease) in accounts payable and accrued expenses	(14,491)	41,540
Increase (decrease) in accrued interest	32,196	-
Net cash used in operating activities	(341,231)	(612,682)

Cash flows from financing activities
Proceeds from sale of common stock	117,000	370,255
Proceeds from convertible promissory notes	86,100	292,500
Proceeds from senior secured revolving credit facility	26,095	-
Proceeds from debentures	74,650	-
Proceeds from shareholder loans	15,750	46,750
Repayment of shareholder loans	(15,250)	(45,363)
Net cash provided by financing activities	304,345	664,142

Increase (decrease) in cash	(36,886)	51,460
Cash and cash equivalents at beginning of period	56,745	5,285
Cash and cash equivalents at end of period	$19,859	$56,745

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Value of common stock issued for services	$9,075	$635,000
Common stock issued for conversion of convertible promissory notes	$300,369	$-
Debt discount recorded for value of warrants issued	$9,000	$29,167
Debt discount recorded for beneficial conversion feature	$76,729	$188,323

(The accompanying notes are an integral part of these financial statements)

ARTEC GLOBAL MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2016 AND 2015

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

Going Concern

The Company has not generated positive net income since inception. The Company has an accumulated deficit of $2,503,181 as of January 31, 2016, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.

In its report with respect to the Company's financial statements for the year ended January 31, 2016, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern. Because the Company has not yet generated net income from its operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing and increase revenue.

As of January 31, 2016, the Company had cash and cash equivalents of $19,859. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company's business, operating results, financial condition and prospects.

Concentrations of credit risk

At January 31, 2016, two customers accounted for 100% (85% and 15%) of accounts receivable. At January 31, 2015, two customers accounted for 85% (70% and 15%) of accounts receivable.

During the year ended January 31, 2016, two customers accounted for 43% (22% and 21%) of sales. During the year ended January 31, 2015, two customers accounted for 62% (35% and 27%) of sales.

NOTE 2 - Summary of Significant Accounting Policies

Estimates

The preparation of the Company's financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Revenue Recognition

Revenue is generated from advertising and marketing services, the sale of marketing data and from student loan borrower services. Firms engage our advertising solutions whereby the Company markets products through our online portal http://artecglobalmedia.com and other 3rd party portals. Clients pay us for leads that they can convert into customers. Typically, leads are routed through a call center or other offline customer acquisition process. Online leads are usually generated as clicks from websites or email. The two revenue options the Company has promoted are pay-per-lead and pay-per-sale. Revenue from the pay-per-lead option ranges from $4 to $6 per verified lead and the pay-per-sale option revenue range is from $80-$120. Customer payment terms range from net 7 to net 30 days.

The Company generates revenue through the sale of data used by companies in the targeted marketing of their products and services via direct mail. Payment for our data is either upfront or via a revenue sharing arrangement whereby the Company is paid monthly based on the customers acquired through the direct mail process.

The Company also earns contracted fees from student loan borrowers in exchange for providing services designed to assist the borrower in managing their student loans and enroll in qualifying programs that ease their financial burden. The borrower and the Company enter into a contract under which the Company is required to fulfill a specific goal only after which the Company is able to collect its fee. Collection is typically within a few days of the Company meeting its obligation. Through January 31, 2016 the amount of fees collected has been minimal at less than 10% of revenue.

Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable.

Advertising costs

Advertising costs are anticipated to be expensed as incurred. The Company recognized $11,000 and $74,236 in advertising costs during the years ended January 31, 2016 and 2015, respectively.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of our debt instruments due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Net Income (Loss) Per Share

The computation of basic earnings per share ("EPS") is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS, if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the years ended January 31, 2016 and 2015:

	Years Ended
	January 31,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,125,659)	$(1,318,629)

Denominator:
Weighted average number of common shares outstanding	44,708,981	8,774,081

Basic and diluted EPS	$(0.03)	$(0.15)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	1,413,363,824	183,709
Common stock purchase warrants	234,375,000	20,903

Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). This ASU eliminates the requirement for retrospective application of measurement period adjustments relating to provisional amounts recorded in a business combination as of the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance will not have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis", which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company's effective date for adoption is February 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company's effective date for adoption is February 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company's consolidated financial statements and related disclosures.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 – Convertible Promissory Notes

Following is a summary of our outstanding convertible promissory notes as of January 31, 2016:

	Note(s)		Current Balances		Non-Current Balances
Lender	Issue Date	Maturity	Principal	Interest	Principal	Interest
LG Capital Funding, LLC	10/30/14, 1/30/15	1 year	$83,625	$7,279	$-	$-
JMJ Financial	11/12/14, 4/28/15	2 year	-	-	11,654	-
Vista Capital Investments, LLC	12/4/14	2 year	3,295	-	-	-
Typenex Co-Investment, LLC	1/7/15	17 Months	48,406	40	-	-
Vis Vires Group, Inc.	6/8/15	9 Months	45,300	3,500	-	-
Totals			$180,626	$10,819	$11,654	$-
Debt discount balance			(45,419)	-	-	-
Balance sheet balances			$135,207	$10,819	$11,654	$-

LG Capital Funding Convertible Notes

On October 30, 2014, Artec and LG Capital Funding, LLC ("LG Capital") entered into a Securities Purchase Agreement (the "LG SPA"). Under the LG SPA, LG Capital will provide $165,375 in three equal payments of $55,125 and evidenced by a convertible promissory note on each of October 31, 2014, January 29, 2015 and a date to be determined. On October 31, 2014, Artec received $50,000 net of $5,125 ($2,500 legal fees and $2,625 OID) and issued a convertible promissory note (the "LG Note 1") in the amount of $55,125. On January 30, 2015, Artec received $50,000 net of $5,125 ($2,500 legal fees and $2,625 OID) and issued a convertible promissory note (the "LG Note 2") in the amount of $55,125. The LG Note 1 and LG Note 2 (collectively the "LG Notes") matured on October 30, 2015 and January 30, 2016, respectively, accrue interest of 8% and are convertible into shares of common stock any time 180 days after the date of each LG Note at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall LG Capital effect a conversion if such conversion results in LG Capital beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of LG Capital pursuant to the conversion terms above.

The Company is in default of LG Note 1 and LG Note 2, with a principal balance totaling $83,625 as of January 31, 2016, due to there being an unpaid balance as of the date of maturity. As a result, the interest on LG Note 1 and LG Note 2 increased to 24%.

The debt discounts attributable to the fair value of the beneficial conversion feature amounted to $29,681 and $30,252 for LG Note 1 and LG Note 2, respectively, and were accreted over the term of the LG Notes.

During the year ended January 31, 2016, the Company recognized $9,223 of interest expense and $52,370 of debt discount accretion related to the LG Notes. During the year ended January 31, 2015, the Company recognized $1,124 of interest expense and $7,563 of debt discount accretion related to the LG Notes.

During the year ended January 31, 2016, LG Capital converted $28,569 of principal and interest into 15,737,475 shares of common stock.

Adar Bays Convertible Note

On October 30, 2014, Artec and Adar Bays, LLC ("Adar") entered into a Securities Purchase Agreement (the "Adar SPA"). Under the Adar SPA, Adar will provide $105,000 in two equal payments of $52,500 and evidenced by a convertible promissory note. On October 31, 2014, Artec received $47,500 net of $5,000 ($2,500 legal fees and $2,500 OID) and issued a convertible promissory note (the "Adar Note") in the amount of $52,500. The Adar Note accrues interest of 8%, matured on October 31, 2015 and is convertible into shares of common stock any time 180 days after October 30, 2014, beginning on April 28, 2015 at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall Adar effect a conversion if such conversion results in Adar beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of Adar pursuant to the conversion terms above. The Adar Note may not be prepaid.

Additionally, Adar issued to the Company a note for $50,000, bearing interest at the rate of 8% per annum maturing on July 1, 2015 (the "Adar Investor Note"). The Adar Investor Note may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. No cash changed hands in exchange for the Adar Investor Note. The purpose of the Adar Investor Note is to facilitate the timely sale of common stock in the future should Adar fund the Adar Investor Note. Adar has not funded the Adar Investor Note and the Company does not expect to receive funds pursuant to the Adar Investor Note.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $28,270 for the Adar Note and was being accreted over the term of the Adar Note. The Company recognized $4,408 of interest expense and $21,067 of debt discount accretion related to the Adar Note during the year ended January 31, 2016. The Company recognized $1,058 of interest expense and $7,203 of debt discount accretion related to the Adar Note during the year ended January, 31, 2015.

During the year ended January 31, 2016, Adar converted $57,108 of principal and interest into 83,481,081 shares of common stock. The balance on the Adar Note was paid off in 2015.

JMJ Financial Convertible Note

On November 12, 2014, Artec and JMJ Financial entered into a $250,000 Convertible Promissory Note (the "JMJ Note"). Under the JMJ Note, JMJ Financial will advance various amounts up to $250,000 in their sole discretion. Each advance matures two years from the date of advance (the "JMJ Maturity Date") and carries the following terms: (i) no interest for the first 90 days with a one-time 12% charge on the 90th day outstanding; (ii) each advance may be repaid within 90 days after which Artec may not make further payments prior to the JMJ Note Maturity Date; (iii) each advance includes a 10% original issue discount. JMJ Financial may convert at their discretion any or all of the outstanding principal and interest at any time from the date of each advance into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will JMJ Financial convert any amount of the JMJ Note into common stock that would result in the JMJ Financial owning more than 4.99% of the common stock outstanding. Artec receved $35,000 pursuant to the JMJ Note ("JMJ Note 1") on November 12, 2014 and recorded a debt discount of $25,926 attributable to the fair value of the beneficial conversion feature. Artec received $25,000 pursuant to the JMJ Note ("JMJ Note 2") (collectively the "JMJ Notes") on April 28, 2015 and recorded a debt discount of $18,519 attributable to the fair value of the beneficial conversion feature. The debt discounts are being accreted over the term of the JMJ Notes.

The Company recognized $8,000 of interest expense related to the JMJ Notes and $41,604 of debt discount accretion during the year ended January 31, 2016. The Company recognized no interest expense related to the JMJ Notes and $2,841 of debt discount accretion during the year ended January 31, 2015.

During the year ended January 31, 2016, JMJ converted $63,013 of principal and interest into a total of 52,697,500 shares of common stock leaving a balance of 11,654 as of January 31, 2016.

Vista Capital Investments Convertible Note

On December 4, 2014, Artec and Vista Capital Investments, LLC ("Vista") entered into a Securities Purchase Agreement (the "Vista SPA"), for the sale of a 12% convertible note in the principal amount of $250,000 (which includes a $25,000 original issue discount) (the "Vista Note") of which Vista funded $35,000 upon closing. Additional consideration, up to the principal amount, is payable to Artec at the discretion of Vista. Artec has no obligation to pay Vista any amounts on the unfunded portion of the Vista Note. The Vista Note bears a one-time interest charge of 12% on the date consideration is received. All interest and principal must be repaid two years from the date consideration is received. The Vista Note is convertible into common stock, at Vista's option, at 60% of the lowest trade occurring during the twenty five (25) consecutive trading days immediately preceding the conversion date. In the event the Company elects to prepay all or any portion of the Vista Note within 90 days of the issuance date, the Company is required to pay to Vista an amount in cash equal to 145% multiplied by the sum of all principal, interest and any other amounts owing. Unless otherwise agreed in writing by both parties, at no time will Vista convert any amount of the Vista Note into common stock that would result in the Vista owning more than 4.99% of the common stock outstanding.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $38,889 for the Vista Note and is being accreted over the term of the Vista Note.

The Company recognized $10,000 of interest expense related to a default penalty pursuant to section 3(b)(iv) of the Vista Note and recorded $19,444 of debt discount accretion during the year ended January 31, 2016. The Company recognized $4,667 of interest expense and recorded $3,090 of debt discount accretion during the year ended January 31, 2015.

During the year ended January 31, 2016, Vista converted $50,260 of principal and interest into 126,600,000 shares of common stock leaving a balance of $3,295 as of January 31, 2016.

Typenex Financing

On January 7, 2015 (the "Effective Date") Artec entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $225,000 (which includes Typenex legal expenses in the amount of $5,000 and a $20,000 original issue discount) (the "Typenex Note") of which Typenex funded $75,000 upon closing. We have no obligation to pay Typenex any amounts on the unfunded portion of the Typenex Note. Additionally, Typenex issued to the Company three notes, aggregating $125,000, bearing interest at the rate of 8% per annum with each note maturing seventeen months from January 7, 2015 (the "Typenex Investor Notes"). The Typenex Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. No cash changed hands in exchange for the Typenex Investor Notes. The purpose of the Typenex Investor Notes is to facilitate the timely sale of common stock in the future should Typenex fund the Typenex Investor Notes.

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

Additionally, the Company granted Typenex six warrants, corresponding to the delivery of six tranches of cash funds, to purchase shares of the Company's common stock, $0.001 par value (the "Common Stock"). The first warrant will entitle the holder to purchase a number of shares equal to $43,750 divided by the Market Price (defined as 70% of the average 3 lowest closing bid prices in the 20 days immediately preceding conversion), as such number may be adjusted from time to time pursuant to the terms of the Typenex Note, and the remaining warrants will entitle the holder to purchase a number of shares equal to $13,750 divided by the Market Price, as such number may be adjusted from time to time pursuant to the terms of the Typenex Note. Each warrant is not exercisable until each corresponding tranche is funded.

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

During the year ended January 31, 2016, the Company recognized approximately $38,000 of interest expense, including approximately $30,000 of "add-Backs" to compensate Typenex for the deficit between the amount of the Typenex Note converted and the amount realized from the subsequent sale of the conversion shares, and $61,776 of accretion related to the debt discount. During the year ended January 31, 2015, the Company recognized no interest expense and $4,062 of accretion related to the debt discount.

During the year ended January 31, 2016, Typenex converted $77,720 of principal and interest into a total of 96,917,145 shares of common stock leaving a a principal balance of $48,406 due as of January 31, 2016.

Vis Vires Group, Inc. Convertible Note

On June 8, 2015, Artec and Vis Vires Group ("Vis Vires") entered into a Securities Purchase Agreement (the "Vis Vires SPA"), for the sale of an 8% convertible note in the principal amount of $69,000 of which Artec received $61,100 after payment of legal fees (the "Vis Vires Note"). The Vis Vires Note matured on March 10, 2016 and is currently in default. The Vis Vires Note interest rate increased to twenty-two percent (22%) upon maturity. The Vista Note is convertible into common stock, at Vis Vires's option, at 58% of the average of the lowest three (3) closing bid prices for our common stock during the ten (10) trading day period prior to conversion. In no event shall Vis Vires effect a conversion if such conversion results in Vis Vires beneficially owning in excess of 9.99% of the outstanding common stock of the Company. The Note and accrued interest may be prepaid from the date of issuance with the following penalties: (i) within 30 days - 110%; (ii) within 31 - 60 days - 115%; (iii) within 61 - 90 days - 120%; (iv) within 91 - 120 days - 125%; (v) within 121 - 150 days - 130%; and (vi) within 151 - 180 days - 135%. Upon the occurrence of a default as described in the Vis Vires Note, the Company shall pay an amount equal to the greater of (i) 150% of the then outstanding principal and interest, or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with Article 1 of the Vis Vires Note, treating the trading day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable conversion price. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $52,378 for the Vis Vires Note and is being accreted over the term of the Vis Vires Note.

During the year ended January 31, 2016, the Company recognized $3,500 of interest expense and $44,976 of debt discount accretion related to the Vis Vires Note.

During the year ended January 31, 2016, Vis Vires converted $23,700 of principal into a total of 41,576,991 shares of common stock leaving a a principal balance of $45,300 due as of January 31, 2016.

NOTE 4 - TCA Global Credit Master Fund LP Financing Transactions

Following is a summary of our outstanding balances with respect to the financing agreements with TCA Global Credit Master Fund LP ("TCA")as of January 31, 2016:

	Note(s)		Current Balances
Lender	Issue Date	Maturity	Principal	Interest
TCA Credit Facility $900k Note	12/24/2015	6/24/2016	$150,000	$4,132
TCA Credit Facility Fee Note 1	12/24/2015	6/24/2016	105,000	-
TCA Credit Facility Fee Note 2	12/24/2015	9/24/2016	105,000	-
TCA Credit Facility Fee Note 3	12/24/2015	12/24/2016	105,000	-
Totals			465,000	4,132
Debt discount balance			(111,988)	-
Balance sheet balance			$353,012	$4,132

TCA Debenture	12/24/2015	12/24/2016	$100,000	$1,950
TCA Fee Debenture 1	12/24/2015	6/24/2016	33,333	-
TCA Fee Debenture 2	12/24/2015	9/24/2016	33,333	-
TCA Fee Debenture 3	12/24/2015	12/24/2016	33,333	-
Totals			$200,000	$1,950
Debt discount balance			(22,711)	-
Balance sheet balance			$177,289	$1,950

Senior Secured Revolving Credit Facility Agreement

On December 24, 2015, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the "Credit Facility") with TCA for a maximum of $10,000,000. The Credit Facility provides for TCA to make revolving loans to the Company from time to time, until the revolving loan maturity date and in amounts as TCA may determine up to the revolving loan availability. Revolving loans may be repaid and borrowed again up to the revolving loan maturity date unless the revolving loans are terminated or extended. The Company may request that the revolving loan commitment be increased up to $10,000,000 and TCA, in its sole discretion may make available revolving loan commitment increases. As security, the Company issued a continuing and unconditional first priority security interest in all property of the Company.

The Credit Facility provides for the weekly payment of the receipts collection fee, accrued and unpaid interest of all revolving loans and other charges and fees. The receipts collection fee is a surcharge charged to the Company on a monthly basis and, when added together with any monthly interest, shall not exceed 1.417% of the then outstanding principal balance of all loans, per month. The receipts collection fee, interest and other charges are due weekly. Any amount of principal or interest which is not paid when due, whether at stated maturity, by acceleration or otherwise, shall, at TCA's option, bear interest on demand at the default rate of 18%.

The Company is required to direct customers to make payments to a lock box account. Weekly, TCA shall sweep lock box account funds to their account and apply said funds to unpaid fees, accrued interest owed, receipts collection fees and towards building a reserve equal to 20% of the revolving loan commitment which currently stands at $900,000.

Pursuant to the Credit Facility, on December 24, 2015, the Company issued a Senior Secured Revolving Convertible Promissory Note (the "TCA Note") with face amount of $900,000. On December 28, 2015, TCA funded $150,000 of the TCA Note of which the Company received $26,095 net of a $45,000 commitment fee, $6,500 due diligence fee, $50,000 in legal fees, $1,500 asset monitoring fee, $7,500 finder's fee, $2,450 stamp tax, $3,495 escrow fee and $7,460 of miscellaneous filing fees. The TCA Note is due in six months on June 24, 2016 (the "TCA Note Maturity Date"), accrues interest at the rate of 12% per annum and is convertible into shares of common stock in the event of default at 85% of the lowest of the average daily volume weighted average price of the Company's common stock during the five trading days immediately prior to the conversion date. In no event shall TCA effect a conversion if such conversion results in TCA beneficially owning in excess of 4.99% of the outstanding common stock of the Company.

Conversion of the TCA Note and unpaid interest is subject to "make-whole rights" where if upon liquidation by TCA of conversion shares the amount received is less than the conversion amount specified in the relevant conversion notice, the Company shall issue to TCA additional shares of common stock equal to the conversion amount minus the realized amount. If upon sale of the additional shares, the total received by TCA is still less than the conversion amount specified in the relevant conversion notice, the Company shall issue additional shares until the conversion amount has been fully satisfied.

Upon each occurrence of a default or event of default, TCA shall have the right, but not the obligation, to 1) declare its commitments to the Company to be terminated and all obligations to be immediately due and payable; and 2) to cause the Company to pay TCA a penalty in cash in an amount equal to 10% of the amount of the obligations at the time of default. In the event a single default or event of default continues for a period of longer than 30 days, the 10% penalty shall be immediately applied upon expiration of each subsequent 30 day period and shall continue to be applied upon expiration of each subsequent 30 day period until such default is cured to the satisfaction of TCA, in its sole discretion.

In connection with the Credit Facility, the Company issued three convertible promissory notes (the "Fee Notes") each in the amount of $105,000 to TCA as consideration of investment banking and advisory services fully rendered. The Fee Notes mature on June 24, 2016, September 24, 2016 and December 24, 2016, respectively. The Fee Notes 1) bear zero interest unless in default which, then, at the TCAs option shall bear interest at the default rate of 18%; 2) are convertible into shares of common stock in the event of default at 85% of the lowest of the average daily volume weighted average price of the Company's common stock during the five trading days immediately prior to the conversion date. In no event shall TCA effect a conversion if such conversion results in TCA beneficially owning in excess of 4.99% of the outstanding common stock of the Company. As security, the Company issued a continuing and unconditional first priority security interest all property of the Company. Conversion of the Fee Notes and unpaid interest is subject to make-whole rights.

As additional consideration, the Company issued to TCA, 8,130,000 shares in three tranches of 2,710,000 each on December 24, 2015 valued at $9,000.

The debt discounts attributable to the fair value of the beneficial conversion feature contained in the TCA Note and Fee Notes and TCA incurred issuance costs amounted to $8,610 and $123,905, respectively, and are being accreted through the TCA Note Maturity Date and Fee Note maturity dates.

During the year ended January 31, 2016, the Company recognized $4,132 of interest expense and $29,527 of debt discount accretion related to the Debenture.

Debenture and Fee Debentures

On December 24, 2015, the Company entered into a Securities Purchase Agreement with TCA for the sale of a secured, 18% senior, secured, convertible, redeemable debenture in the principal amount of $100,000. On December 28, 2015, the Company received $74,650 net of a $5,000 commitment fee, $15,000 in legal fees, $5,000 finder's fee and $350 stamp tax and issued a senior, secured, convertible, redeemable debenture (the "Debenture") in the amount of $100,000. The Debenture is due in twelve months on December 24, 2016 (the "Debenture Maturity Date"), accrues interest at the rate of 18% per annum and is convertible into shares of common stock in the event of default at 90% of the lowest of the average daily volume weighted average price of the Company's common stock during the five trading days immediately prior to the conversion date. In no event shall TCA effect a conversion if such conversion results in TCA beneficially owning in excess of 4.99% of the outstanding common stock of the Company. As security, the Company issued a continuing and unconditional first priority security interest in all property of the Company.

The Company may prepay the Debenture without penalty. The Company shall make monthly payments of interest which is calculated on the basis of a 360-day year and accrue daily. Late payments of principal, interest or other charges not received by TCA within five business days of the due date shall be subject to a 5% late fee of the unpaid amount. In the event of default as described in the Debenture, the interest rate shall increase to 22%.

Conversion of the Debenture and unpaid interest is subject to "make-whole rights" where if upon liquidation by TCA of conversion shares the amount received is less than the conversion amount specified in the relevant conversion notice, the Company shall issue to TCA additional shares of common stock equal to the conversion amount minus the realized amount. If upon sale of the additional shares, the total received by TCA is still less than the conversion amount specified in the relevant conversion notice, the Company shall issue additional shares until the conversion amount has been fully satisfied.

In connection with the Debenture, the Company issued three Senior Secured, Convertible, Redeemable Debentures (the "Fee Debentures") each in the amount of $33,333 to TCA as consideration of advisory services fully rendered. The Fee Debentures mature on June 24, 2016, September 24, 2016 and December 24, 2016, respectively. The Fee Debentures 1) bear zero interest unless in default which, then, at the TCAs option shall bear interest at the default rate of 22%; 2) are convertible into shares of common stock in the event of default at 90% of the lowest of the average daily volume weighted average price of the Company's common stock during the five trading days immediately prior to the conversion date. In no event shall TCA effect a conversion if such conversion results in TCA beneficially owning in excess of 4.99% of the outstanding common stock of the Company. As security, the Company issued a continuing and unconditional first priority security interest in all property of the Company. Conversion of the Fee Notes and unpaid interest is subject to make-whole rights.

The debt discounts attributable to the fair value of the beneficial conversion feature and TCA incurred issuance costs amounted to $0 and $25,350, respectively, and are being accreted through the Debenture Maturity Date.

During the year ended January 31, 2016, the Company recognized $1,950 of interest expense and $2,639 of debt discount accretion related to the Debenture.

Committed Equity Facility Agreement

On December 24, 2015, the Company entered into a Committed Equity Facility Agreement (the "Equity Facility") with TCA whereby the Company shall issue and sell ("Advance") to TCA, from time to time, up to $5,000,000 of the Company's common stock. By delivering an Advance notice to TCA, the Company may request up to the Maximum Advance Amount defined as no more than 15% of the average daily volume of shares of common stock traded during the immediately preceding five consecutive trading days. In no event shall the number of shares issuable to TCA cause TCA's beneficial ownership to exceed 4.99% of the then outstanding common stock nor shall the number of shares issuable exceed the Exchange Cap. On each Advance notice date, the Company shall deliver to TCA's brokerage account a number of shares equal to the dollar amount of the Advance divided by the Market Price (defined as the lowest VWAP of the common stock on the applicable Advance notice date multiplied by 200%). If the Advance shares initially delivered to TCA are greater than the number of shares sold, then TCA shall deliver to the Company any excess Advance shares unless the parties agree to apply those shares to the next Advance.

Concurrently, with the Equity Facility, the Company entered into a Registration Rights Agreement of the same date for the resale of shares by TCA. The Registration Rights Agreement requires the Company to file with the SEC a registration statement on Form S-1 for a sufficient number of shares equal to at least three times the number of registerable securities under the Equity Facility no later than 45 days from December 24, 2015 with a declaration of effectiveness required no later than 90 days from December 24, 2015. In the event the registration statement is not declared effective by the SEC 120 days from December 24, 2015, the Company shall be obligated to pay TCA $500 per month until the registration is declared effective.

To date, the Company has not filed a registration statement on form S-1. Thus, the Company is currently ineligible to make Advance requests to TCA.

The TCA Note, Debenture, Credit Facility and Equity Facility were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

NOTE 5 - Stockholder's Equity

Preferred Stock

On November 10, 2015, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, par value $0.001. The authorized shares of preferred stock may be issued from time to time in one or more classes or series as determined by the board of directors. No preferred shares were outstanding as of January 31, 2016.

Common Stock

During the year ended January 31, 2016, the Company 1) issued 10,740,000 shares of common stock for total proceeds of $117,000; 2) issued 425,000 shares of restricted common stock in exchange for services valued at $9,075; 3) issued 417,010,192 shares upon conversion of various convertible promissory notes principal and interest totaling $300,369, See "Note 2 - Convertible Promissory Notes" above; and 4) issued 8,130,000 shares of restricted common stock concurrently with the TCA transactions described under Note 4 above.

During the year ended January 31, 2015, the Company 1) issued 370,255 shares of common stock for $1.00 per share for total proceeds of $370,255, and 2) issued 635,000 shares of restricted common stock in exchange for services valued at $1.00 per share.

Liability For Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with ASC Topic 815, Derivatives and Hedging, the Company accounts for contracts for the issuance of common stock that are in excess of authorized shares as a liability that is recorded at fair value. This liability is required to be remeasured at each reporting period with any change in value to be included in other income and expense until such time as there is no longer an excess of the number of issued and potentially issuable securities over the number of authorized shares. This condition will change either because of an increase in the authorized number of shares or a reverse stock split as approved by shareholders or a reduction in the number of potentially issuable securities. At that time any existing liability will be eliminated.

On January 31, 2016, the combined total of the Company's issued shares and its potentially issuable shares exceeded the authorized number of shares by 1,343,294,271 potentially issuable shares.  This excess arose because of the conversion features of certain convertible debt that were triggered on that date.  At this initial measurement date, the fair value of the potentially issuable shares in excess of the authorized number of common shares was $402,988, which amount was recorded as a liability for reclassified equity contracts, with a corresponding charge to shareholders' equity.  This liability was recorded based on the valuation of the last contracts to contribute to the excess.

NOTE 6 - Income Taxes

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. As of January 31, 2016 and January 31, 2015, the Company had net operating loss carry forwards of approximately $2,200,233 and $1,351,156, respectively, for income tax reporting purposes.

	January 31,
	2016	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,556,158	$716,156	$58,864
Statutory tax rate	34%	34%	34%
Gross deferred tax assets	529,094	243,493	20,014
Valuation allowance	(529,094)	(243,493)	(20,014)
Net deferred tax asset	$-	$-	$-

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended January 31, 2016 and 2015 is as follows:

	January 31,
	2016	2015
Federal Statutory Rate	$(382,724)	$(459,393)
Nondeductible expenses	97,123	235,914
Change in allowance on deferred tax assets	(285,601)	(223,479)
	$-	$-

The valuation allowance for deferred tax assets as of January 31, 2016 and 2015 was $529,094 and $243,493, respectively. The net change in the total valuation allowance for the year ended January 31, 2016 was an increase of $285,601. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company's U.S. federal net operating loss carry forward ("NOL") will expire in years 2033 through 2035. Utilization of the NOL is subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, private placements and debt conversions. Subsequent significant equity changes, could further limit the utilization of the NOL. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the NOL will be reduced with a reduction in the valuation allowance of a like amount.

The Company has adopted the accounting guidance related to uncertain tax positions, and has evaluated its tax positions and believes that all of the positions taken by The Company in its federal and state exempt organization tax returns are more likely than not to be sustained upon examination. The Company returns are subject to examination by federal and state taxing authorities generally for three years after they are filed.

As of January 31, 2016 and 2015, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

NOTE 7 - Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Ducks Nest Investments, Inc., wholly owned by Stone Douglass, Chairman, provides consulting services to the Company. During the year ended January 31, 2016 and 2015, the Company paid Ducks Nest Investments, Inc. $25,000 and $0, respectively.

CW Web Designs, wholly owned by Caleb Wickman, President, provides data management and client-marketing program development services to the Company. During the year ended January 31, 2016 and 2015, the Company paid CW Web Designs $0 and $15,500, respectively.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 - Subsequent Events

Management has reviewed material events subsequent of the year ended Janauary 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events". From February, 2016 through the date of this report, the company issued 253,662,076 shares of its common stock in exchange for debt principal and interest totaling $23,778.

In connection with the appointment of Timothy Honeycutt's appointment to the Board, the Company issued to him a convertible promissory note in the original principal amount of $25,000, maturing 3 years from the date of issuance, accruing interest at a rate of 12.0% per annum and convertible into shares of common stock of the Company at a 40.0% discount to the market price of those shares.

 On March 4, 2016, Artec isued to T McNeil Advisors, LLC ("McNeil") a convertible promissory note (the "McNeil Note") in the amount of $37,500 in exchange for advisory services. The McNeil Note accrues interest at 8%, matures on in one year on March 4, 2017 and is convertible into shares of common stock any time at a conversion price equal to 55% of the lowest trading price as quoted on a national exchange for the twenty prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall McNeil effect a conversion if such conversion results in McNeil beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in cash only. The McNeil Note may be prepaid with the following penalties: (i) if the McNeil Note is prepaid within 90 days of the issuance date, then 115% of the face amount plus any accrued interest; (ii) if the McNeil Note is prepaid within 91 -180 days of the issuance date, then 135% of the face amount plus any accrued interest. The Note may not be prepaid after the 180th day. Upon an event of default, the interest rate shall increase to 24%.

On March 31, 2016, Artec and LG Capital entered into a Securities Purchase Agreement (the "LG SPA 2"). Under the LG SPA 2, LG Capital will provide $315,000 in four equal payments of $78,750 and evidenced by a convertible promissory note on each of March 1, 2016 and May 9, 2016 with the remaining amounts funded as agreed by the parties at a later date. On each of March 15, 2016, and May 4, 2016 Artec received $71,250 net of $7,500 ($3,750 legal fees and $3,750 OID) for total proceeds of $142,500 and issued two convertible promissory notes each in the amount of $78,750 (the "2016 LG Notes"). the 2016 LG Notes mature in one year, accrue interest of 8% and are convertible into shares of common stock any time at a conversion price equal to 55% of the lowest trading price as quoted on a national exchange for twenty prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall LG Capital effect a conversion if such conversion results in LG Capital beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Interest shall be paid in cash. The Note may not be prepaid.

On May 3, 2016, Artec and Cerberus Finance Group, LTD. ("Cerberus") entered into a Securities Purchase Agreement (the "Cerberus SPA"). Under the Cerberus SPA, Cerberus will provide $70,000 in two equal payments of $35,000 with the first funded on May 3, 2016 and the remaining amount to be funded as agreed by the parties at a later date. On May 12, 2016 Artec received $23,000 net of $12,000 ($2,000 legal fees and $10,000 to financial advisor) and issued a convertible promissory note (the "Cerberus Note") in the amount of $35,000. The Cerberus Note matures in one year, accrues interest of 8% and is convertible into shares of common stock any time at a conversion price equal to 55% of the lowest trading price as quoted on a national exchange for twenty prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall LG Capital effect a conversion if such conversion results in LG Capital beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Interest shall be paid in cash. The Note may not be prepaid.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of January 31, 2016, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that as of the end of the fiscal year covered by this Annual Report on Form 10-K, that our internal control over financial reporting has not been effective due to the following material weaknesses:

(1)

Lack of segregation of duties. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is limited segregation of duties amongst the employees, and the Company has identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

(2)

Lack of in-house US GAAP Expertise. Our current accounting personnel perform adequately in the basic accounting and recordkeeping function. However, our operations and business practices include complex technical accounting issues that are outside the routine basic functions. These technical accounting issues are complex and require significant expertise to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers as of April 6, 2015.

Name	Age	Current Position With Us	Director or Officer Since
Caleb Wickman	38	President, Treasurer, Secretary and Director	December 20, 2013
Stone Douglass	68	Chairman	September 16, 2014

Timothy Honeycutt 42 Director April 29, 2016

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

Mr. A. Stone Douglass - Chairman

Chairman. Mr. Douglass has worked in many different industries over the last 45 years. Currently the Chairman of Duck's Nest Investments, Inc., Mr. Douglass was recently CEO of Spy Optics, a Carlsbad California based public manufacturer of action sports eyewear, RedEnvelope, a San Francisco-based on-line gift site, Ryderz Compound, also in Carlsbad, who operated 35 retail stores selling action sports clothing and accessories, Neocork Technologies, a Napa California based manufacturer of synthetic wine corks sold world-wide, and Steakhouse Partners, a San Diego owner and operator of steak restaurants.

Timothy Honeycutt - Director

Timothy Honeycutt is a media driver whose entrepreneurial vision has carried multiple companies through rapid and continuous sales. Tim purchased his first business, a franchise of ORECK Vacuum LLC at age 21, growing the business in to 6 locations over 15 years. Tim took his media expertise to a national level creating TV and Radio spots for multiple companies growing their sales to $20 plus million per year.

We currently do not have an employment agreement with any of our officers or directors.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of our Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation SK.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://artecglobalmedia.com.

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors; however, at this time, after considering all of the relevant facts and circumstances, our Board has determined that Mr. Douglass and Mr. Honeycutt are independent from our management and qualify as "independent directors" as defined under the standards of independence of the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have one executive officer who is also a Director. Our Board has reviewed the Company's current Board leadership structure. In light of the Company's size, nature of the Company's business, regulatory framework under which the Company operates, stockholder base, the Company's peer group and other relevant factors, the Company has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our current structure should be modified based on what the Board believes is best for the Company and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company's financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

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

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board of Directors shall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President, Caleb Wickman, 1000 E William St. Suite 204, Carson City, NV 89701, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Artec Global Media, Inc., Attention: Caleb Wickman, 1000 E William St. Suite 204, Carson City, NV 89701. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer during the fiscal year ended January 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended January 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Caleb Wickman (1),	2016	55,365	-	-	-	55,365
Director, President, Treasurer and Secretary	2015	94,195	-	-	-	94,195

___________

(1) Mr. Wickman became the Company's Director, President, Treasurer and Secretary on December 20, 2013. There are no current employment agreements between the Company and Mr. Wickman.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of May 5, 2016 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class Owned (3)

Directors and Officers
Caleb Wickman	7,000,000	*
Stone Douglass	-	-
Timothy Honeycutt	-	-
5% Shareholders
None

______________

*Less than 1%

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

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 699,217,523 shares of Common Stock issued and outstanding on a fully diluted basis as of May 5, 2016. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

No related party transactions greater than $120,000 occurred during the fiscal years ended January 31, 2016 and 2015. For related party transactions that do not exceed $120,000 please see the notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to "Director Independence" under the section titled "CORPORATE GOVERNANCE" in "ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

On December 3, 2015, the Company appointed Peterson Sullivan LLP ("PSCPA") to serve as our independent registered public accounting firm to audit our financial statements for the fiscal year ended January 31, 2016. Bedinger & Company served as our independent registered public accounting firm during the years ended January 31, 2015 and 2014 and through our second quarter ended July 31, 2015. To the knowledge of management, PSCPA has no direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our auditors during the years ended January 31, 2016 and 2015:

Year Ended January 31, 2016
Audit fees	$31,755
Audit related fees	-
Tax fees	-
Total fees	$31,755

Audit Fees

Audit fees for the year ended January 31, 2016 totaled $31,755 and consist of the aggregate fees billed by our auditors for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the year ended January 31, 2016.

Audit-Related Fees

The Company did not pay any audit-related fees for the year ended January 31, 2016.

Tax Fees

Tax fees for the year ended January 31, 2016 totaled $0 and $0.

All Other Fees

There were no other fees billed by the Company's auditors for the year ended January 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Balance Sheets as of January 31, 2016 and 2015
  Statements of Operations for the years ended January 31, 2016 and 2015
  Statements of Stockholders' Deficit For the years Ended January 31, 2016 and 2015
  Statements of Cash Flows for the years ended January 31, 2016 and 2015
  Notes to Financial Statements

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

ARTEC GLOBAL MEDIA, INC. (Registrant)

May 17, 2016	By:	/s/ Caleb Wickman
Caleb Wickman
President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Caleb Wickman	Director President, Treasurer and Secretary	May 17, 2016
Caleb Wickman	(Principal Executive Officer and Principal Financial Officer)

/s/ Stone Douglass	Chairman	May 17, 2016
Stone Douglass

/s/ Timothy Honeycutt	Director	May 17, 2016
Timothy Honeycutt

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to our registration statement on Form S-1, filed on February 18, 2013)

3.2	By Laws. (Incorporated by reference to our registration statement on Form S-1, filed on February 18, 2013)

10.1	Securities Purchase Agreement dated October 30, 2014 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 10.1 to Form 10-Q on December 16, 2014)

10.2	8% Convertible Redeemable Note dated October 30, 2014 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 10.2 to Form 10-Q on December 16, 2014)

10.3	8% Convertible Redeemable Note dated January 30, 2015 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 4.3 to Form 8-k on February 5, 2015)

10.4	Securities Purchase Agreement dated October 30, 2014 between Artec Global Media, Inc. and Adar Bays, LLC (Incorporated by reference from exhibit 10.3 to Form 10-Q on December 16, 2014)

10.5	8% Convertible Redeemable Note dated October 31, 2014 between Artec Global Media, Inc. and Adar Bays, LLC (Incorporated by reference from exhibit 10.4 to Form 10-Q on December 16, 2014)

10.6	Securities Purchase Agreement dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.1 to Form 8-k on February 5, 2015)

10.7	Securities Agreement dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.2 to Form 8-k on February 5, 2015)

10.8	Secured Convertible Promissory Note dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 4.1 to Form 8-k on February 5, 2015)

10.9	Warrant #1 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 4.2 to Form 8-k on February 5, 2015)

10.10	Investor Note #1 dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.3 to Form 8-k on February 5, 2015)

10.11	$250,000 Convertible Note dated November 12, 2014 between Artec Global Media, Inc. and JMJ Financial (Incorporated by reference from exhibit 10.5 to Form 10-Q on December 16, 2014)

10.12	Convertible Note dated December 4, 2014 between Artec Global Media, Inc. and Vista Capital Investments, LLC (Incorporated by reference from exhibit 4.4 to Form 8-k on February 5, 2015)

10.13*	Senior Secured Revolving Credit Facility Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.14*	Form of Convertible Promissory Note in the amount of $105,000 dated December 24, 2015 and maturing on June 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.15*	Form of Convertible Promissory Note in the amount of $105,000 dated December 24, 2015 and maturing on September 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.16*	Form of Convertible Promissory Note in the amount of $105,000 dated December 24, 2015 and maturing on December 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.17*	Senior Secured Revolving Convertible Promissory Note in the amount of $900,000 dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.18*	Securities Purchase Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.19*	Senior Secured Convertible Redeemable Debenture dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.20*	Senior Secured Convertible Redeemable Debenture in the amount of $33,333 dated December 24, 2015 and maturing June 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.21*	Senior Secured Convertible Redeemable Debenture in the amount of $33,333 dated December 24, 2015 and maturing September 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.22*	Senior Secured Convertible Redeemable Debenture in the amount of $33,333 dated December 24, 2015 and maturing December 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.23*	Committed Equity Facility Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.24*	Registration Rights Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.25*	Security Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.26*	Form of Convertible Promissory Note in the amount of $37,500 dated March 4, 2016 and maturing on March 4, 2017 between Artec Global Media, Inc. and T McNeil Advisors, LLC.

10.27*	Form of Convertible Promissory Note in the amount of $25,000 dated April 29, 2016 and maturing on April 29, 2019 between Artec Global Media, Inc. and Timothy Honeycutt.

10.28*	Form of Convertible Promissory Note in the amount of $75,000 dated March 4, 2016 and maturing on March 4, 2017 between Artec Global Media, Inc. and T McNeil Advisors, LLC.

10.29*	Securities Purchase Agreement dated March 1, 2016 between Artec Global Media, Inc. and LG Capital Funding LLC

10.30*	Form of Convertible Promissory Note in the amount of $78,750 dated March 1, 2016 and maturing on March 1, 2017 between Artec Global Media, Inc. and LG Capital Funding, LLC

10.31*	Securities Purchase Agreement dated May 3, 2016 between Artec Global Media, Inc. and Cerberus Finance Group Ltd.

10.32*	Convertible Promissory Note in the amount of $35,000 dated May 3, 2016 and maturing on May 3, 2017 between Artec Global Media, Inc. and Cerberus Finance Group Ltd.

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

__________________

*Filed herewith

