Form 10-Q
period 2016-04-30
Artec Global Media, Inc.
filed 2016-06-20
CIK 1561865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 699,217,523 shares of common stock, par value $0.001, were outstanding on June 13, 2016. The registrant's common stock is listed under the symbol "ACTL".

Transitional Small Business Disclosure Format Yes ☐ No ☒

ARTEC GLOBAL MEDIA, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Artec Global Media, Inc.
Balance Sheets

	April 30,	January 31,
	2016	2016
	(Unaudited)
Assets
Current Assets
Cash	$17,619	$19,859
Accounts receivable	-	9,150
Total current assets	17,619	29,009
Deposits	2,500	-
Total assets	$20,119	$29,009

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable & accrued expenses	$27,972	$22,308
Interest payable	47,748	16,902
Senior secured revolving credit facility, net of discount of $42,056 and $111,988	422,944	353,012
Debentures, net of discount of $16,460 and $22,711	183,540	177,289
Convertible notes - net of discount of $176,399 and $45,419	275,462	135,207
Common stock liability	2,853,102	402,988
Total Current Liabilities	3,810,768	1,107,706

Long-term Liabilities:
Convertible notes - net of discount of $16,667 and $0	8,333	11,654
Total long-term liabilities	8,333	11,654
Total liabilities	3,819,101	1,119,360

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding, none.	-	-
Common stock, $0.001 par value 750,000,000 shares authorized; issued and outstanding 699,217,523 and 445,555,447 at April 30, 2016 and January 31, 2016, respectively.	699,217	445,555
Additional paid-in-capital	737,391	967,275
Accumulated deficit	(5,235,590)	(2,503,181)
Total stockholders' equity (deficit)	(3,798,982)	(1,090,351)
Total liabilities and stockholders' equity (deficit)	$20,119	$29,009

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.

Statements of Operations
For the Three Months Ended April 30, 2016 and 2015

	Three Months Ended April 30,
	2016	2015

Revenue	$217,622	$136,253

Operating expenses:
Data, media and processing costs	170,367	144,619
Sales and Marketing	25,907	24,758
General and administrative expenses	269,652	103,490
Total operating expenses	465,926	272,867
Loss from operations	(248,304)	(136,614)

Other income (expense):
Interest expense	(97,955)	(6,917)
Accretion of debt discount	(154,635)	(44,523)
Change in fair value of common stock liability	(2,231,515)	-
Total income (expense)	(2,484,105)	(51,440)

Net loss	$(2,732,409)	$(188,054)

Basic and diluted loss per common share	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic	636,870,252	9,281,159

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statement of Stockholders' Deficit
For the Three Months Ended April 30, 2016 and Year Ended January 31, 2016

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 31, 2015	9,250,255	$9,250	$1,294,395	$(1,377,522)	$(73,877)

Common stock issued for services	425,000	425	8,650	-	9,075
Proceeds from sale of common stock	10,740,000	10,740	106,260	-	117,000
Convertible promissory notes converted to common stock	417,010,192	417,010	(116,641)	-	300,369
Discount on convertible promissory note due to beneficial conversion feature	-	-	76,729	-	76,729
Discount on convertible promissory note due to common stock issued	8,130,000	8,130	870	-	9,000
Common stock liability	-	-	(402,988)	-	(402,988)
Net loss	-	-	-	(1,125,659)	(1,125,659)
Balance, January 31, 2016	445,555,447	445,555	967,275	(2,503,181)	(1,090,351)

Convertible promissory notes converted to common stock	253,662,076	253,662	(229,884)	-	23,778
Discount on convertible promissory note due to beneficial conversion feature	-	-	218,599	-	218,599
Common stock liability - shares issuable in excess of authorized common shares	-	-	(218,599)	-	(218,599)
Net loss	-	-	-	(2,732,409)	(2,732,409)
Balance, April 30, 2016 (Unaudited)	699,217,523	$699,217	$737,391	$(5,235,590)	$(3,798,982)

(The accompanying notes are an integral part of these financial statements)

Artec Global Media, Inc.
Statements of Cash Flows (Unaudited)
For the Three Months Ended April 30, 2016 and 2015

	Three Months Ended April 30,
	2016	2015

Cash flows from operating activities
Net loss	$(2,732,409)	$(188,054)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services	-	6,250
Accretion of debt discount	154,635	44,523
Fees incurred in exchange for convertible notes	162,500	-
Increase in interest expense for note conversion add-backs and adjustments	66,454	-
Change in common stock liability	2,231,515	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	9,150	791
Decrease (increase) in other assets	(2,500)	3,234
Increase (decrease) in accounts payable and accrued expenses	5,664	(23,074)
Increase (decrease) in accrued interest	31,501	6,917
Net cash used in operating activities	(73,490)	(149,413)

Cash flows from financing activities
Proceeds from sale of common stock	-	70,000
Proceeds from convertible promissory notes	71,250	25,000
Proceeds from shareholder loans	-	6,000
Repayment of shareholder loans	-	(4,500)
Net cash provided by financing activities	71,250	96,500

Increase (decrease) in cash	(2,240)	(52,913)
Cash and cash equivalents at beginning of period	19,859	56,745
Cash and cash equivalents at end of period	$17,619	$3,832

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Value of common stock issued for services	$-	$6,250
Common stock issued for conversion of convertible promissory notes	$23,778	$-
Debt discount recorded for beneficial conversion feature	$218,599	$15,741

(The accompanying notes are an integral part of these financial statements)

ARTEC GLOBAL MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Basis of Presentation, Organization, Going Concern and Concentrations of Credit Risk

Basis of Presentation

The unaudited financial statements of Artec Global Media, Inc. (the "Company," "we," "us," "our") as of April 30, 2016, and for the three months ended April 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 2016, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Artec Global Media, Inc. was incorporated under the laws of the State of Nevada on August 6, 2012 ("Inception") originally intending to commence operations in the business of distributing crystal white glass floor tile. The Company was in the development stage until January 2013 when the Company changed its focus to providing online marketing and reporting solutions to companies and began generating revenue. Thus, beginning in the quarter ending April 30, 2014, the Company left the development stage. On June 30, 2014 the Company changed its name from Artec Consulting Corp. to Artec Global Media, Inc. to more accurately align our corporate name with our current business activities.

On September 10, 2015, the Board and shareholders holding a majority of the issued and outstanding voting shares approved an increase in the Company's authorized capital stock from 75 million shares of common stock, par value $0.001 per share and no preferred stock to 750 million shares of common stock, par value $0.001 per share and 10 million shares of preferred stock, par value $0.001 per share. The increase was recorded by the Nevada Secretary of state on November 10, 2015.

Going Concern

The Company has not generated positive net income since inception. The Company has an accumulated deficit of $5,235,590 as of April 30, 2016, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.

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

As of April 30, 2016, the Company had cash and cash equivalents of $17,619. Based upon its current and near term anticipated level of operations and expenditures, the Company's cash on hand is insufficient to enable it to continue operations for the next twelve months. As a result, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company's business, operating results, financial condition and prospects.

Concentrations of credit risk

At April 30, 2016, the Company had no accounts receivable. At January 31, 2016, two customers accounted for 100% (85% and 15%) of accounts receivable.

During the three months ended April 30, 2016, two customers accounted for 33% (20% and 13%) of sales. During the three months ended April 30, 2015, two customers accounted for 37% (27% and 10%) of sales.

NOTE 2 - Convertible Promissory Notes

Following is a summary of our outstanding convertible promissory notes as of April 30, 2016:

	Note(s)		Current Balances		Non-Current Balances		Common Stock
Lender	Issue Date	Maturity	Principal	Interest	Principal	Interest	Equivalents
LG Capital Funding, LLC	10/30/2014, 1/30/2015	1 year	$80,125	$11,684	$-	$-	470,817,999
LG Capital Funding, LLC	3/1/2016	3/1/2017	78,750	1,036	-	-	1,450,647,572
JMJ Financial	4/28/2015	4/28/2017	10,274	-	-	-	171,234,000
Vista Capital Investments, LLC	12/4/2014	12/4/2016	121	-	-	-	2,413,600
Typenex Co-Investment, LLC	1/7/2015	7/7/2016	75,198	2,789	-	-	1,199,785,538
Vis Vires Group, Inc.	6/8/2015	3/10/2016	69,893	6,035	-	-	357,029,779
Search4.com, Inc.	2/5/2016	2/5/2017	100,000	2,833	-	-	685,555,556
T McNeil Advisors, LLC	3/4/2016	3/4/2017	37,500	468	-	-	690,336,239
Timothy Honeycutt	4/29/2016	4/29/2019	-	-	25,000	-	104,166,667
Totals			$451,861	$24,845	$25,000	$-	5,131,986,950
Debt discount balance			(176,399)	-	(16,667)	-
Balance sheet balances			$275,462	$24,845	$8,333	$-

Following is a summary of our outstanding convertible promissory notes as of January 31, 2016:

	Note(s)		Current Balances		Non-Current Balances
Lender	Issue Date	Maturity	Principal	Interest	Principal	Interest
LG Capital Funding, LLC	10/30/14, 1/30/15	1 year	$83,625	$7,279	$-	$-
JMJ Financial	11/12/14, 4/28/15	2 year	-	-	11,654	-
Vista Capital Investments, LLC	12/4/14	12/4/2016	3,295	-	-	-
Typenex Co-Investment, LLC	1/7/15	7/7/2016	48,406	40	-	-
Vis Vires Group, Inc.	6/8/15	3/10/2016	45,300	3,500	-	-
Totals			$180,626	$10,819	$11,654	$-
Debt discount balance			(45,419)	-	-	-
Balance sheet balances			$135,207	$10,819	$11,654	$-

LG Capital Funding Convertible Notes

LG Notes 1 and 2

On October 30, 2014, Artec and LG Capital Funding, LLC ("LG Capital") entered into a Securities Purchase Agreement (the "LG SPA 1"). Under the LG SPA 1, LG Capital will provide $165,375 in three equal payments of $55,125 and evidenced by a convertible promissory note on each of October 31, 2014, January 29, 2015 and a date to be determined. On October 31, 2014, Artec received $50,000 net of $5,125 ($2,500 legal fees and $2,625 OID) and issued a convertible promissory note (the "LG Note 1") in the amount of $55,125. On January 30, 2015, Artec received $50,000 net of $5,125 ($2,500 legal fees and $2,625 OID) and issued a convertible promissory note (the "LG Note 2") in the amount of $55,125. The LG Note 1 and LG Note 2 (collectively the "LG Notes") matured on October 30, 2015 and January 30, 2016, respectively, accrue interest of 8% and are convertible into shares of common stock any time 180 days after the date of each LG Note at a conversion price equal to 65% of the lowest closing bid price as quoted on a national exchange for ten prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall LG Capital effect a conversion if such conversion results in LG Capital beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of LG Capital pursuant to the conversion terms above.

The Company is in default on LG Note 1 and LG Note 2, with a principal balance totaling $80,125 as of April 30, 2016, due to there being an unpaid balance as of the date of maturity. As a result, the interest on LG Note 1 and LG Note 2 increased to 24%.

The debt discounts attributable to the fair value of the beneficial conversion feature, legal fees and OID amounted to $29,681 and $30,252 for LG Note 1 and LG Note 2, respectively, and were accreted over the term of the LG Notes.

During the three months ended April 30, 2016, the Company recognized $4,758 of interest expense. During the three months ended April 30, 2015, the Company recognized $2,151 of interest expense and $14,614 of debt discount accretion.

During the three months ended April 30, 2016, LG Capital converted $3,853 of principal and interest into 39,820,076 shares of common stock.

LG Notes 3 and 4

On March 31, 2016, Artec and LG Capital entered into a Securities Purchase Agreement (the "LG SPA 2"). Under the LG SPA 2, LG Capital will provide $315,000 in four equal payments of $78,750 and evidenced by a convertible promissory note on each of March 1, 2016 ("LG Note 3") and May 9, 2016 ("LG Note 4") with the remaining amounts funded as agreed by the parties at a later date. On each of March 15, 2016, and May 4, 2016 Artec received $71,250 net of $7,500 ($3,750 legal fees and $3,750 OID) for total proceeds of $142,500 and issued two convertible promissory notes each in the amount of $78,750 (collectively the "2016 LG Notes"). The 2016 LG Notes mature in one year, accrue interest of 8% and are convertible into shares of common stock any time at a conversion price equal to 55% of the lowest trading price as quoted on a national exchange for twenty prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall LG Capital effect a conversion if such conversion results in LG Capital beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Interest shall be paid in cash. The Note may not be prepaid.

The debt discounts attributable to the fair value of the beneficial conversion feature, legal fees and OID amounted to $71,932 and $71,932 for LG Note 3 and LG Note 4, respectively, and are being accreted over the term of the 2016 LG Notes.

During the three months ended April 30, 2016, the Company recognized $1,036 of interest expense and $10,592 of debt discount accretion.

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

The Company recognized $0 interest expense and $0 of debt discount accretion during the three months ended April 30, 2016. The Company recognized $4,667 of interest expense and $3,212 of debt discount accretion during the three months ended April 30, 2015.

During the three months ended April 30, 2016, JMJ converted $1,380 of principal and interest into a total of 11,500,000 shares of common stock leaving a balance of $10,274 as of April 30, 2016.

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

The Company recognized $10,000 of interest expense related to a default penalty pursuant to section 3(b)(iv) of the Vista Note and recorded $22,534 of debt discount accretion through January 31, 2016. During the three months ended April 30, 2016, the Company recognized $16,355, or the remainder of the unrecognized debt discount accretion as a result of the conversion of $3,175 of debt into 63,500,000 shares of common stock during the three months ended April 30, 2015 leaving a balance of $121.

Typenex Financing

On January 7, 2015, Artec entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $225,000 (which includes Typenex legal expenses in the amount of $5,000 and a $20,000 original issue discount) (the "Typenex Note") of which Typenex funded $75,000 upon closing. We have no obligation to pay Typenex any amounts on the unfunded portion of the Typenex Note. Additionally, Typenex issued to the Company three notes, aggregating $125,000, bearing interest at the rate of 8% per annum with each note maturing seventeen months from January 7, 2015 (the "Typenex Investor Notes"). The Typenex Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. No cash changed hands in exchange for the Typenex Investor Notes. The purpose of the Typenex Investor Notes is to facilitate the timely sale of common stock in the future should Typenex fund the Typenex Investor Notes.

The Typenex Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on June 7, 2016. As of June 7, 2016, the balance of principal and interest was $79,800 and unpaid which constitutes a default subject to a 15% penalty of the total outstanding balance. The Typenex Note is convertible into common stock, at Typenex's option, at the lesser of (i) $5.00, and (ii) 70% (the "Conversion Factor") of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $2.50, then in such event the then-current Conversion Factor shall be reduced to 65% for all future Conversions, subject to other reductions set forth in the Typenex Note. In the event the Company elects to prepay all or any portion of the Typenex Note, the Company is required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Typenex Note is secured by all of the assets of the Company and includes customary event of default provisions.

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

During the three months ended April 30, 2016, the Company recognized $44,910 of interest expense, including $41,861 of "add-Backs" to compensate Typenex for the deficit between the amount of the Typenex Note converted and the amount realized from the subsequent sale of the conversion shares, and $15,232 of accretion related to the debt discount. During the three months ended April 30, 2015, the Company recognized $15,063 of accretion related to the debt discount.

During the three months ended April 30, 2016, Typenex converted $15,371 of principal and interest into a total of 138,842,000 shares of common stock.

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

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $52,378 for the Vis Vires Note and was accreted over the term of the Vis Vires Note.

The Company is in default on the Vis Vires Note, with a principal balance totaling $69,893 as of April 30, 2016, due to there being an unpaid balance as of the date of maturity on March 10, 2016. As a result, the interest on the Vis Vires Note increased to 22%.

During the three months ended April 30, 2016, the Company recognized $27,129 of interest expense, including $24,593 related to the default penalty, and $7,402 of accretion related to the debt discount.

Search4.com, Inc. Convertible Note

On February 5, 2016, Artec issued to Search4.com a 12% convertible note (the "Search4 Note") in the principal amount of $100,000 of which Artec received $100,000 of services fully earned on the date of issuance. The Search4 Note matures in 12 months on February 5, 2017. If the Search4 Note is not paid upon maturity, the interest rate shall increase to 16%. The Search4 Note is convertible into common stock, at Search4 's option, at 50% of the lowest bid bid price for our common stock during the 10 trading day period prior to conversion. In no event shall Search4 effect a conversion if such conversion results in Search4 beneficially owning in excess of 9.99%.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $100,000 for the Search4 Note and is being accreted over the term of the Search4 Note. The Company recognized $2,833 interest expense and $23,015 of debt discount accretion during the three months ended April 30, 2016.

T McNeil Advisors, LLC Convertible Note

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

The debt discount attributable to the fair value of the beneficial conversion feature exceeded the face amount of the McNeil Note and was limited to $37,500, and is being accreted over the term of the McNeil Note.

During the three months ended April 30, 2016, the Company recognized $468 of interest expense and $5,856 of debt discount accretion related to the McNeil Note.

Timothy Honeycutt Convertible Note

In connection with the appointment of Timothy Honeycutt to the Board of Directors, the Company issued to Mr. Honeycutt a convertible promissory note dated April 29, 2016 in the original principal amount of $25,000 (the "Honeycutt Note"), maturing 3 years from the date of issuance, accruing interest at a rate of 12.0% per annum and convertible into shares of common stock of the Company at a 40.0% discount to the market price of those shares with the market price being equal to the closing price 10 days subsequent to the receipt by the Company of Mr. Honeycutt's Notice of Conversion. In no event shall Mr. Honeycutt effect a conversion if such conversion results in Mr. Honeycutt beneficially owning in excess of 4.99% of the outstanding common stock of the Company.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $16,667 for the Honeycutt Note and is being accreted over the term of the Honeycutt Note.

During the three months ended April 30, 2016, the Company recognized $0 of interest expense and $0 of debt discount accretion related to the Honeycutt Note.

NOTE 3 - TCA Global Credit Master Fund LP Financing Transactions

Following is a summary of our outstanding balances with respect to the financing agreements with TCA Global Credit Master Fund LP ("TCA")as of April 30, 2016 and January 31, 2016:

			As of April 30, 2016		As of January 31, 2016
	Note(s)		Current Balances		Current Balances
Lender	Issue Date	Maturity	Principal	Interest	Principal	Interest
TCA Credit Facility $900k Note	12/24/2015	6/24/2016	$150,000	$16,452	$150,000	$4,132
TCA Credit Facility Fee Note 1	12/24/2015	6/24/2016	105,000	-	105,000	-
TCA Credit Facility Fee Note 2	12/24/2015	9/24/2016	105,000	-	105,000	-
TCA Credit Facility Fee Note 3	12/24/2015	12/24/2016	105,000	-	105,000	-
Totals			465,000	16,452	465,000	4,132
Debt discount balance			(42,056)	-	(111,988)	-
Balance sheet balance			$422,944	$16,452	$353,012	$4,132

TCA Debenture	12/24/2015	12/24/2016	$100,000	$6,450	$100,000	$1,950
TCA Fee Debenture 1	12/24/2015	6/24/2016	33,333	-	33,333	-
TCA Fee Debenture 2	12/24/2015	9/24/2016	33,333	-	33,333	-
TCA Fee Debenture 3	12/24/2015	12/24/2016	33,333	-	33,333	-
Totals			$200,000	$6,450	$200,000	$1,950
Debt discount balance			(16,460)	-	(22,711)	-
Balance sheet balance			$183,540	$6,450	$177,289	$1,950

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

During the three months ended April 30, 2016, the Company recognized $12,320 of interest expense and $69,932 of debt discount accretion related to the TCA Note and Fee Notes.

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

In connection with the Debenture, the Company issued three, Senior, Secured, Convertible, Redeemable Debentures (the "Fee Debentures") each in the amount of $33,333 to TCA as consideration of advisory services fully rendered. The Fee Debentures mature on June 24, 2016, September 24, 2016 and December 24, 2016, respectively. The Fee Debentures 1) bear zero interest unless in default which, then, at the TCAs option shall bear interest at the default rate of 22%; 2) are convertible into shares of common stock in the event of default at 90% of the lowest of the average daily volume weighted average price of the Company's common stock during the five trading days immediately prior to the conversion date. In no event shall TCA effect a conversion if such conversion results in TCA beneficially owning in excess of 4.99% of the outstanding common stock of the Company. As security, the Company issued a continuing and unconditional first priority security interest in all property of the Company. Conversion of the Fee Notes and unpaid interest is subject to make-whole rights.

The debt discounts attributable to the fair value of the beneficial conversion feature and TCA incurred issuance costs amounted to $0 and $25,350, respectively, and are being accreted through the Debenture Maturity Date.

During the three months ended April 30, 2016, the Company recognized $4,500 of interest expense and $6,251 of debt discount accretion related to the Debenture.

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

NOTE 4 - Commitments and Contingencies

The Company entered into a lease for office space of 2,227 square feet at 926 Elkton Drive, Colorado Springs, CO 80907 under a third party non-cancelable operating lease from April 1, 2016 through March 31, 2018. Future minimum lease commitments as of April 30, 2016 are as follows:

Year Ending January 31
2017	$18,000
2018	26,000
2019	4,400
Thereafter	-
Total	$48,400

NOTE 5 - Stockholder's Equity

Preferred Stock

On November 10, 2015, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, par value $0.001. The authorized shares of preferred stock may be issued from time to time in one or more classes or series as determined by the board of directors. No preferred shares were outstanding as of April 30, 2016.

Common Stock

During the three months ended April 30, 2016, various convertible note holders converted, and the Company issued, $23,778 of principal and interest into 253,662,076 shares of common stock.

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

On January 31, 2016, the combined total of the Company's issued shares and its potentially issuable shares exceeded the authorized number of shares by 1,343,294,271 potentially issuable shares. This excess arose because of the conversion feature of certain convertible debt that was triggered as of at date. At this initial measurement date, the fair value of the potentially issuable shares in excess of the authorized number of common shares was $402,988, which amount was recorded as a liability for reclassified equity contracts, with a corresponding charge to shareholders' equity.

On April 30, 2016, the combined total of the Company's issued shares and its potentially issuable shares exceeded the authorized number of shares by 5,706,204,473 potentially issuable shares. This excess arose because of the conversion feature of existing (as of January 31, 2016) debt responsible for 2,775,498,440 excess issuable shares and 2,930,706,033 excess issuable shares related to convertible notes issued during the three months ended April 30, 2016. At the initial measurement date of the newly issued notes, the fair value of the potentially issuable shares in excess of the authorized number of common shares was $1,465,353, which amount was recorded as a liability for reclassified equity contracts, with a corresponding charge of $218,599 to shareholders' equity and charge of $1,246,754 to other income and expense. This liability was recorded based on the valuation of the last contracts to contribute to the excess.

As of April 30, 2016, potentially issuable shares in excess of the authorized number of common shares related to existing (as of January 31, 2016) debt was responsible for 2,775,498,440 of the excess potentially issuable shares, the fair value of which was measured at approximately $1,387,749. The adjustment to the liability for reclassified equity contracts at April 30, 2016 resulted in a charge to other income and expense of $984,761 for the quarter then ended. The expense has been recorded as change in fair value of common stock liability.

NOTE 6 - Related Party Transactions

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

From time to time, Mr. Wickman, CEO, advances non-interest bearing funds to the Company for general operating use. During the three months ended April 30, 2016 and 2015, Mr. Wickman advanced $0 and $6,000, respectively, and was repaid $0 and $4,500, respectively

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 7 – Net Income (Loss) Per Share

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

Following is the computation of basic and diluted net loss per share for the three months ended April 30, 2016 and 2015:

	Three Months Ended
	April 30,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,732,409)	$(188,054)

Denominator:
Weighted average number of common shares outstanding	636,870,252	9,281,159

Basic and diluted EPS	$(0.00)	$(0.02)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	5,131,986,950	305,432
Warrants	625,000,000	35,425

NOTE 8 - Subsequent Events

Management has reviewed material events subsequent to the quarterly period ended April 30, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events".

On May 3, 2016, Artec and Cerberus Finance Group, LTD. ("Cerberus") entered into a Securities Purchase Agreement (the "Cerberus SPA"). Under the Cerberus SPA, Cerberus will provide $70,000 in two equal payments of $35,000 with the first funded on May 3, 2016 and the remaining amount to be funded as agreed by the parties at a later date. On May 12, 2016 Artec received $23,000 net of $12,000 ($2,000 legal fees and $10,000 to financial advisor) and issued a convertible promissory note (the "Cerberus Note") in the amount of $35,000. The Cerberus Note matures in one year, accrues interest of 8% and is convertible into shares of common stock any time at a conversion price equal to 55% of the lowest trading price as quoted on a national exchange for twenty prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall Cerberus effect a conversion if such conversion results in Cerberus beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Interest shall be paid in cash. The Note may not be prepaid.

On May 4, 2016 Artec received $71,250 net of $7,500 ($3,750 legal fees and $3,750 OID) and issued LG Note 4 in the amount of $78,750. LG Note 4 matures in one year, accrues interest of 8% and is convertible into shares of common stock any time at a conversion price equal to 55% of the lowest trading price as quoted on a national exchange for twenty prior trading days including the date on which the Notice of Conversion is received by Artec. In no event shall LG Capital effect a conversion if such conversion results in LG Capital beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Interest shall be paid in cash. The Note may not be prepaid.

On May 18, 2016, the Company's Board of Directors authorized the creation of 100,000 shares of Preferred Stock, par value $0.001 per share, designated as "Series A Convertible Preferred Stock", The Series A Convertible Preferred Stock votes together with the Company's common stock as follows: for each share of Series A Convertible Preferred Stock held by a holder of Series A Convertible Preferred Stock, such holder shall be entitled to the number of votes as such holder would have if such holder were holding one million (1,000,000) shares of Common Stock. Each share of Series A Convertible Preferred Stock shall be convertible initially into five hundred thousand (500,000) shares of Common Stock, which amount of shares is subject to certain adjustments set forth in the Certificate of Designation. Notwithstanding the foregoing, no shares of Series A Convertible Preferred Stock may be converted into Common Stock before May 1, 2018, except (i) in the event of liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, or (ii) in the event of a merger or acquisition of the Corporation.

On May 18, 2016, the Board approved the issuance of 600 fully paid and non-assessable shares of Series A Convertible Preferred Stock to Caleb W. Wickman and 300 fully paid and non-assessable shares of Series A Convertible Preferred Stock to A. Stone Douglass as compensation.

On May 19, 2016, the Board and shareholders holding a majority of the issued and outstanding voting shares approved an increase in the Company's authorized capital stock from 750 million shares of common stock, par value $0.001 per share, to 10 billion shares of common stock, par value $0.001 per share subject to approval by the Financial Industry Regulatory Authority ("FINRA").

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

We use world-class technology solutions to create advertising campaigns for clients to target potential customers, optimize those campaigns in real time and track tangible results. Through a single advertising budget, we enable our clients to reach customers - whether using traditional computing devices or mobile devices - across the Internet, including through all of the major search engines and leading general interest and vertically focused online publishers.

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

We deliver cost-effective marketing results to our clients, predictable and scalable, most typically in the form of a qualified lead, click or call. These leads, clicks or calls can then convert into a customer or sale for the client at rates that result in an acceptable marketing cost to them. We get paid by clients primarily when we deliver qualified results as defined in our agreements. Typically, leads are routed through a call center or other offline acquisition process. Online leads are usually generated as clicks from websites. Our marketing services include but are not limited to:

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

Small Business Lending

Small businesses are the backbone of the U.S. economy, accounting for more than 99% of employer firms in the United States.1 Total value of small business loans in 2013 was $585.3 billion.

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

 _______________

1 Victoria Williams. "Small Business Lending in the United States 2013". Office of Advocacy U.S. Small Business Administration, December 2014.

Debt Settlement

Debt collection is a $13.7 billion dollar industry that employs more than 130,000 people across approximately 6,000 collection agencies, impacting millions of Americans each year.2 The Urban Institute reports that 35% of Americans, more than 77 million people, had a trade line on their credit reports indicating some type of debt in collections – including financial, healthcare, retail and telecom debt.3

This dynamic continues to drive growth amongst debt settlement providers offering products and services designed to provide consumers ways to reduce their debt and payment obligations.

We provide debt settlement providers with lead generation and affiliate marketing services designed to drive online consumer traffic to our customers' websites.

Student Debt

Between 2000 and 2014, the total volume of outstanding federal student debt nearly quadrupled to surpass $1.1 trillion, the number of student loan borrowers more than doubled to 42 million, and default rates among recent student loan borrowers rose to their highest levels in twenty years.4 In 2010, student debt surpassed credit cards to become the second largest form of household debt after mortgages, whereas, prior to 2008, the student debt was the smallest of household debts.5

We work with third party lending partners to design lead generation solutions targeted to consumers burdened with student debt seeking to offer repayment alternatives.

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

____________

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

Results of Operations

We are a start-up company. We did not begin meaningful operations until our first quarter of 2014. As of April 30, 2016, we had total assets of $20,119 and total liabilities of $3,819,101. Since our inception to April 30, 2016, we have accumulated a deficit of $5,235,590. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended April 30, 2016 Compared with the Three Months Ended April 30, 2015

Revenue

Revenue is generated from advertising and marketing services whereby the Company markets other companies' products through our online portal http://artecglobalmedia.com and other 3rd party portals. The Company also generates revenue through the sale and distribution of data used internally and by distributing the data to other companies for their own targeted marketing activities. During the three months ended April 30, 2016, the Company recognized $217,622 of revenue compared to $136,253 during the three months ended April 30, 2015. The increase is due to the Company gaining traction with existing and new clients and expanding into new verticals, including student loans, Small Business Lending, Debt consolidation, Credit Repair Services, Dating Services and Data Sales. We have significantly increased our live web calls and forms that we sell to clients, in these verticals. Along with increasing our lead sales we have also decreased our costs to generate the leads using our own internal marketing resources, rather than having to buy as much from other providers.

Operating Expenses

Data, media and processing costs

Data, media and processing costs increased $25,748 to $170,367, and 78.3% of revenue during the three months ended April 30, 2016 compared to $144,619, and 106.1% of revenue during the three months ended April 30, 2015. Data, media and processing costs increased commensurate with the increase in revenue, but decreased as a percentage of revenue due to the Company achieving certain economies of scale.

Sales and marketing expenses

Sales and marketing expenses increased $1,149 to $25,907, and 11.9% of revenue during the three months ended April 30, 2016 compared to $24,758, and 18.2% of revenue during the three months ended April 30, 2015. Sales and marketing costs as a percent of revenue decreased 6.3% compared to the same period in the prior year due to the Company redirecting its focus towards less costly forms of marketing.

General and administrative expenses

General and administrative expenses include costs related to personnel, professional fees, travel, public company costs, insurance and other office related costs. Operating costs increased by $166,162 to $269,652 and 123.9% of revenue during the three months ended April 30, 2016 compared to $103,490 and 76.0% of revenue during the three months ended April 30, 2015. The increase in operating costs is due primarily to a $159,401 increase in consulting related fees and $8,250 increase in personnel costs offset by a $1,489 decrease in general administrative costs.

Other Income (Expense)

During the three months ended April 30, 2016 and 2015, the Company incurred $97,955 and $6,917, respectively of interest penalties and fees related to the stated interest and convertible promissory note default adjustments related to our outstanding convertible promissory notes; $154,635 and $44,523, respectively of amortization related to the debt discount recorded on our convertible promissory notes. Also, during the three months ended April 30, 2016, the Company recorded $2,231,515 of other expense related to the change in shares issuable in excess of authorized common shares as of April 30, 2016.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of April 30, 2016 our current assets were $17,619. Due to the "start-up" nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended April 30, 2016, net cash flows used in operating activities was $73,490, compared to $149,413 for the three months ended April 30, 2015.

For the three months ended April 30, 2016, we generated cash flows from financing activities of $71,250 from the issuance of a convertible promissory note compared to $96,500 for the three months ended April 30, 2015 from the sale of common stock and issuance of a convertible promissory note and advances from shareholders, net of repayments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the "Certifying Officer") conducted an evaluation of the Company's disclosure controls and procedures. As defined under Sections 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

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

The ineffectiveness of our controls over financial reporting is due to lack of segregation of duties and lack of in-house US GAAP expertise. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is limited segregation of duties amongst the employees. Additionally, our current accounting personnel perform adequately in the basic accounting and recordkeeping function. However, our operations and business practices include complex technical accounting issues that are outside basic routine functions. These technical accounting issues are complex and require significant expertise to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.

The Company and its independent public accounting firm have identified these as material weaknesses in the Company's internal controls. The Company intends to remedy these material weaknesses by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, these material weaknesses will continue to exist.

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

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the three months ended April 30, 2016, we entered into the following securities related transactions:

1.	On February 5, 2016, the Company issued a convertible promissory note to Search4.com, Inc. in the face amount of $100,000 in exchange for services (1)

2.	On March 1, 2016, the Company issued a convertible promissory note to LG Capital Funding, LLC in the face amount of $78,750 and received proceeds of $71,250 (1)

3.	On March 4, 2016, the Company issued a convertible promissory note to T McNeil Advisors, LLC in the face amount of $37,500 in exchange for advisory services (1)

4.	On May 29, 2016, the Company issued a convertible promissory note to Timothy Honeycutt, Director, in the face amount of $25,000 in exchange for services (1)

5.	The Company issued 253,662,076 shares of common stock upon the conversion of convertible promissory notes and accrued interest totaling $23,778.

______________

(1) For additional information, see "NOTE – 2 Convertible Promissory Notes" to our financial statements.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Artec Global Media, Inc. (Incorporated by reference from exhibit 3.2 to Form 8-K filed with the SEC on May 27, 2016)

10.1

Securities Purchase Agreement dated March 1, 2016 between Artec Global Media, Inc. and LG Capital Funding LLC (Incorporated by reference from exhibit 10.29 to Form 10-K filed with the SEC on May 17, 2016)

10.2

Form of Convertible Promissory Note in the amount of $78,750 dated March 1, 2016 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 10.30 to Form 10-K filed with the SEC on May 17, 2016)

10.3

Form of Convertible Promissory Note in the amount of $37,500 dated March 4, 2016 between Artec Global Media, Inc. and T McNeil Advisors, LLC (Incorporated by reference from exhibit 10.26 to Form 10-K filed with the SEC on May 17, 2016)

10.4

Form of Convertible Promissory Note in the amount of $25,000 dated April 29, 2016 between Artec Global Media, Inc. and Timothy Honeycutt (Incorporated by reference from exhibit 10.27 to Form 10-K filed with the SEC on May 17, 2016)

10.5

Securities Purchase Agreement dated May 3, 2016 between Artec Global Media, Inc. and Cerberus Finance Group Ltd. (Incorporated by reference from exhibit 10.31 to Form 10-K filed with the SEC on May 17, 2016)

10.6

Convertible Promissory Note in the amount of $35,000 dated May 3, 2016 between Artec Global Media, Inc. and Cerberus Finance Group Ltd. (Incorporated by reference from exhibit 10.32 to Form 10-K filed with the SEC on May 17, 2016)

10.7*	Form of Convertible Promissory Note in the amount of $100,000 dated February 5, 2016 between Artec Global Media, Inc. and Search4.com, Inc.

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

Artec Global Media, Inc. (Registrant)

June 20, 2016	By:	/s/ Caleb Wickman
Caleb Wickman
President and Treasurer
(Principal Executive Officer and Principal Financial Officer)

