Form 10-K/A
period 2016-01-31
Artec Global Media, Inc.
filed 2016-06-22
CIK 1561865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Artec Global Media, Inc. ("Artec") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 31, 2016, as originally filed with the United States Securities and Exchange Commission (the "SEC") on May 17, 2016 (the "Original Form 10-K"), solely to add (on page F-2 hereof) a copy of the Report of Independent Registered Public Accounting Firm, dated April 30, 2015, previously issued by Bedinger & Company, Artec's former auditor, which ceased operations.

Except as described above, no other changes have been made to the Original Form 10-K and Artec has not updated any of the disclosures herein to reflect any events that occurred after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with Artec's filings made with the SEC subsequent to the filing of the Original Form 10-K.

2

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

May 17, 2016

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED BEDINGER & COMPANY REPORT AND HAS NOT BEEN REISSUED BY BEDINGER & COMPANY.

BEDINGER & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Artec Global Media, Inc.

We have audited the accompanying balance sheets of Artec Global Media, Inc. (the "Company") as of January 31, 2015 and 2014, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended January 31, 2015 and 2014. Artec Global Media, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A  to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEC GLOBAL MEDIA, INC. (Registrant)

June 22, 2016	By:	/s/ Caleb Wickman
Caleb Wickman
President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Caleb Wickman	Director President, Treasurer and Secretary	June 22, 2016
Caleb Wickman	(Principal Executive Officer and Principal Financial Officer)

/s/ Stone Douglass	Chairman	June 22, 2016
Stone Douglass

/s/ Timothy Honeycutt	Director	June 22, 2016
Timothy Honeycutt

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to our registration statement on Form S-1, filed on February 18, 2013)

3.2	By Laws. (Incorporated by reference to our registration statement on Form S-1, filed on February 18, 2013)

10.1	Securities Purchase Agreement dated October 30, 2014 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 10.1 to Form 10-Q on December 16, 2014)

10.2	8% Convertible Redeemable Note dated October 30, 2014 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 10.2 to Form 10-Q on December 16, 2014)

10.3	8% Convertible Redeemable Note dated January 30, 2015 between Artec Global Media, Inc. and LG Capital Funding, LLC (Incorporated by reference from exhibit 4.3 to Form 8-k on February 5, 2015)

10.4	Securities Purchase Agreement dated October 30, 2014 between Artec Global Media, Inc. and Adar Bays, LLC (Incorporated by reference from exhibit 10.3 to Form 10-Q on December 16, 2014)

10.5	8% Convertible Redeemable Note dated October 31, 2014 between Artec Global Media, Inc. and Adar Bays, LLC (Incorporated by reference from exhibit 10.4 to Form 10-Q on December 16, 2014)

10.6	Securities Purchase Agreement dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.1 to Form 8-k on February 5, 2015)

10.7	Securities Agreement dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.2 to Form 8-k on February 5, 2015)

10.8	Secured Convertible Promissory Note dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 4.1 to Form 8-k on February 5, 2015)

10.9	Warrant #1 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 4.2 to Form 8-k on February 5, 2015)

10.10	Investor Note #1 dated January 7, 2015 between Artec Global Media, Inc. and Typenex Co-Investment, LLC (Incorporated by reference from exhibit 10.3 to Form 8-k on February 5, 2015)

10.11	$250,000 Convertible Note dated November 12, 2014 between Artec Global Media, Inc. and JMJ Financial (Incorporated by reference from exhibit 10.5 to Form 10-Q on December 16, 2014)

10.12	Convertible Note dated December 4, 2014 between Artec Global Media, Inc. and Vista Capital Investments, LLC (Incorporated by reference from exhibit 4.4 to Form 8-k on February 5, 2015)

10.13*	Senior Secured Revolving Credit Facility Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.14*	Form of Convertible Promissory Note in the amount of $105,000 dated December 24, 2015 and maturing on June 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.15*	Form of Convertible Promissory Note in the amount of $105,000 dated December 24, 2015 and maturing on September 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.16*	Form of Convertible Promissory Note in the amount of $105,000 dated December 24, 2015 and maturing on December 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.17*	Senior Secured Revolving Convertible Promissory Note in the amount of $900,000 dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.18*	Securities Purchase Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.19*	Senior Secured Convertible Redeemable Debenture dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.20*	Senior Secured Convertible Redeemable Debenture in the amount of $33,333 dated December 24, 2015 and maturing June 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.21*	Senior Secured Convertible Redeemable Debenture in the amount of $33,333 dated December 24, 2015 and maturing September 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.22*	Senior Secured Convertible Redeemable Debenture in the amount of $33,333 dated December 24, 2015 and maturing December 24, 2016 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.23*	Committed Equity Facility Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.24*	Registration Rights Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.25*	Security Agreement dated December 24, 2015 between Artec Global Media, Inc. and TCA Global Credit Master Fund, LP

10.26*	Form of Convertible Promissory Note in the amount of $37,500 dated March 4, 2016 and maturing on March 4, 2017 between Artec Global Media, Inc. and T McNeil Advisors, LLC.

10.27*	Form of Convertible Promissory Note in the amount of $25,000 dated April 29, 2016 and maturing on April 29, 2019 between Artec Global Media, Inc. and Timothy Honeycutt.

10.28*	Form of Convertible Promissory Note in the amount of $75,000 dated March 4, 2016 and maturing on March 4, 2017 between Artec Global Media, Inc. and T McNeil Advisors, LLC.

10.29*	Securities Purchase Agreement dated March 1, 2016 between Artec Global Media, Inc. and LG Capital Funding LLC

10.30*	Form of Convertible Promissory Note in the amount of $78,750 dated March 1, 2016 and maturing on March 1, 2017 between Artec Global Media, Inc. and LG Capital Funding, LLC

10.31*	Securities Purchase Agreement dated May 3, 2016 between Artec Global Media, Inc. and Cerberus Finance Group Ltd.

10.32*	Convertible Promissory Note in the amount of $35,000 dated May 3, 2016 and maturing on May 3, 2017 between Artec Global Media, Inc. and Cerberus Finance Group Ltd.

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

